Form 10-Q
period 2011-11-30
Penola Inc.
filed 2012-01-17
CIK 1524774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-175529

PENOLA INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

492 Gilbert Road
West Preston, Victoria 3072, Australia
(Address of principal executive offices, zip code)

+61 (3) 9605 3907
 (Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes   ☒   No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 11, 2012, there were 3,160,000 shares of common stock, $0.001 par value per share, outstanding.

PENOLA INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2011

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of November 30, 2011 (unaudited) and February 28, 2011.	5

		Statements of Operations for the three months ended and nine months ended November 30, 2011, and for the three months ended and the period from May 7, 2010 (Inception) to November 30, 2010, and the period from May 7, 2010 (Inception) to November 30, 2011 (unaudited).	6

		Statements of Cash Flows for the nine months ended November 30, 2011, and the period from May 7, 2010 (Inception) through November 30, 2011 and 2010 (unaudited).	7

		Notes to Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

	Item 4.	Controls and Procedures.	18

Part II.	Other Information

	Item 1.	Legal Proceedings.	19

	Item 1A.	Risk Factors.	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

	Item 3.	Defaults Upon Senior Securities.	19

	Item 4.	(Removed and Reserved).	19

	Item 5.	Other Information.	19

	Item 6.	Exhibits.	20

Signatures			21

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Penola Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 63.2% control the Company’s sole officer and director holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.    FINANCIAL STATEMENTS.

PENOLA INC.
 (An Exploration Stage Company)

FINANCIAL STATEMENTS

November 30, 2011

PENOLA INC.
(An Exploration Stage Company)

BALANCE SHEETS

	November 30, 2011 (Unaudited) - $ -	February 28, 2011 (Audited) - $ -

ASSETS
Current
Cash	14,598	21,737
Total assets	14,598	21,737

LIABILITIES
Current
Accounts payable	17,559	-
Due to related party	2,020	519
Total liabilities	19,579	519

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,160,000 common shares	3,160	3,160
(February 28, 2011 - 3,160,000)
Additional paid in capital	27,840	27,840
Deficit accumulated during the exploration stage	(35,981)	(9,782)
Total stockholders' equity (deficit)	(4,981)	21,218
Total liabilities and stockholders' equity (deficit)	14,598	21,737

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended November 30, 2011 - $ -	Three months ended November 30, 2010 - $ -	Nine months ended November 30, 2011 - $ -	May 7, 2010 (Inception) to November 30, 2010 - $ -	May 7, 2010 (Inception) to November 30, 2011 - $ -
Operating expenses:
Office and general	1,090	188	1,953	188	2,345
Professional fees	21,246	1,687	24,246	1,687	25,933
Mining costs	-	7,703	-	7,703	7,703
Net loss	22,336	9,578	26,199	9,578	35,981

Basic and diluted loss per share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding	3,160,000	2,000,000	3,160,000	2,000,000

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended November 30, 2011 - $ -	May 7, 2010 (Inception) to November 30, 2010 - $ -	May 7, 2010 (Inception) to November 30, 2011 - $ -
Cash Flows From Operating Activities
Net loss	(26,199)	(9,578)	(35,981)
Net change in non-cash working capital balances:
Accounts payable	17,559	-	17,559
Due to related party	1,501	7,490	2,020
Net cash used in operations	(7,139)	(2,088)	(16,402)

Cash Flows from Investing Activities	-	-	-

Cash Flows From Financing Activities
Capital stock issued	-	28,000	31,000
Net cash provided by financing activities	-	28,000	31,000

Increase (Decrease) In Cash	(7,139)	25,912	14,598

Cash, beginning	21,737	-	-
Cash, ending	14,598	25,912	14,598

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2011
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is an exploration stage company and is currently seeking for new business opportunities.

Unaudited Interim Financial Statements
These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended February 28, 2011, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending February 29, 2012.

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $35,981 at November 30, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents

Use of estimates and assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of the equipment, deferred income tax amounts, rates and timing of the reversal of income tax differences.

Mineral property costs
The Company has been in the exploration stage since its formation on May 7, 2010 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Loss per common share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to the basic loss per share.

Comprehensive Loss
For all periods presented, the Company has no items that represent a comprehensive loss and, therefore, has not included a statement of comprehensive loss in these financial statements.

Financial instruments
The fair value of the Company’s financial instruments consisting of cash, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments..  The Company operates in Australia and therefore is exposed to foreign exchange risk.  It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income taxes
Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements.  The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid.  Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position.  For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Stock-based compensation
The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Foreign Currency Translation
Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards CodificationTM ( the “ASC”) Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted Statement 168 for the year ended January 31, 2010.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 – MINERAL PROPERTY

On July 6, 2010 the Company entered into an Option Agreement to acquire a 100% undivided legal, beneficial and register-able interest in an Exploration License E 80/3757 located in Halls Creek Shire in Western Australia.  The option period is for two years from the effective date of the Agreement.  Initial cash consideration is AU$7,000 (paid) upon signing the agreement.  The exercise price of the option is AUD$200,000 cash at the time the notice of exercise of option is sent to the Owner.

At November 30, 2011, the accumulated costs totalled $7,703.  These costs have been expensed in a prior period.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the prior year, the Company issued 2,000,000 common shares at $0.001 per share to the Company's President for cash proceeds of $2,000.  At November 30, 2011, the Company owed $2,020 to the president and the director of the Company for funds advanced.  This amount is unsecured, bears no interest and is payable on demand.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

NOTE 5 – INCOME TAXES

As of November 30, 2011, the Company has estimated tax loss carry forwards for tax purpose of approximately $35,981, which expire by 2030. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of theses losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

Loss before income tax	$35,981
Statutory tax rate	34%
Expected recovery of income taxes at standard rates	12,234
Change in valuation allowance	(12,234)
Income tax provision	$-

Components of deferred tax asset:
Non-capital tax loss carry forwards	$12,234
Less: valuation allowance	(12,234)
Net deferred tax asset	$-

The Company has not filed income tax returns since inception in the United States. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosure. Upon filing there could be penalties an interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplemental information associated with foreign ownership, debt and equity position. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events as at January 17, 2012 for potential recognition and disclosure in the financial statements and has determined there are none to be disclosed.  This date represents the date the financial statements are issued.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Penola Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 28, 2011 audited financial statements and related notes included in the Company’s most recent Registration Statement on Form S-1, as amended (File No. 333-175529; the Form S-1), for the year ended February 28, 2011, as filed with the SEC on October 27, 2011.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Penola Inc. (the “Company” or “we”) was incorporated in the State of Nevada on May 7, 2010 and has a fiscal year end of February 28.  It is an exploration-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Form S-1 registration statement filed with and declared effective by the SEC on November 15, 2011 and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to November 30, 2011, we raised a total of $31,000 from private offerings of our common stock.

The Company plans to raise additional funds through debt or equity offerings.  There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Use of estimates and assumptions
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected. Estimates used in preparing these financial statements include the carrying value of the equipment, deferred income tax amounts, rates and timing of the reversal of income tax differences.

Mineral property costs
The Company has been in the exploration stage since its formation on May 7, 2010 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Loss per common share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to the basic loss per share.

Comprehensive Loss
For all periods presented, the Company has no items that represent a comprehensive loss and, therefore, has not included a statement of comprehensive loss in these financial statements.

Financial instruments
The fair value of the Company’s financial instruments consisting of cash, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments..  The Company operates in Australia and therefore is exposed to foreign exchange risk.  It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Income taxes
Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements.  The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid.  Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return.  The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position.  For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Stock-based compensation
The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Foreign Currency Translation
Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements
In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards CodificationTM ( the “ASC”) Topic 855 (Subsequent Events).  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted Statement 168 for the year ended January 31, 2010.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of filing of this Form 10-Q is to complete the first and second of the three phases of the exploration program on our prospects. In addition to the $210,508 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $12,508 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $223,016. We will experience a shortage of funds prior to funding and we may utilize funds from our president, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

PHASE 1

•
Collection, purchase and collation of all relevant geological, geophysical and mining data available; * Re-interpretation of available geophysics to determine location of possible mineralized shears and faults; and * Field mapping and rock chip sampling of the license.

PHASE 2

•	Soil sampling of any significant areas highlighted in Phase 1; and

•	Ground geophysics of targets generated by the re-interpretation of available geophysical data.

PHASE 3

•	Drilling of any significant targets generated during Phase 2 work.

Proposed Work	Amount	Cost ($AUD)

PHASE 1
Data Collection		$5,000 00
Re-Interpretation of Geophysical Data		$10,000 00
Field Mapping	5 days @$500	$2,500 00
Sampling	50 samples @$30	$1,500 00
Travel & Accommodation	5 days @$300	$1,500. 00
Report	1.5 days@ $1,000	$1,500. 00
Administration	15 % of costs	$3,300. 00
$25,300.00
PHASE 2
Soil Sampling	5 days @ $750	$3,750 00
Assaying	150 samples @ $20	$3,000 00
Ground Geophysics		$65,000 00
Report	1.5 days@ $1,000	$1,500 00
Administration	15 % of costs	$10,987 50
$84,237.50
PHASE 2
Drilling	1,000 meters @ $50	$50,000 00
Assaying	1,000 meters @ $30	$30,000 00
Supervision	7 days @ $600	$4,200 00
Travel & Accommodation	7 days @ $300	$2,100 00
Report	1.5 days @ $1,000	$1,500 00
Administration	15 % of costs	$13,170 00

$100,970.00

TOTAL		$210,507.50

We plan to commence Phase 1 of the exploration program on the prospects in the spring of 2012. We expect this phase to take 7 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Management will rely on the consulting geologist's recommendations in making a decision to proceed with Phase 2. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the spring of 2012. We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

We are a party to a Mineral Property Option Agreement whereby we have the right to acquire a 100% interest in Exploration License E 80/3757 located in the Murchison Mineral field Halls Creek Shire, in the Kimberly region of Western Australia and known as the Halls Creek Property. It is only under this option agreement that we potentially have any right to explore for mineralized material. This option agreement requires us to pay an exercise price of AUD$200,000 (approximately US$208,840) cash, in order for us to have the right to explore for mineralized materials in the area covered by Exploration License E 80/3757. Our option expires July 6, 2012.

If we fail to pay the exercise price, we will not have the right to conduct exploration activities at all. Currently, we do not have sufficient funds to pay the exercise price. We cannot provide investors with any assurance that we will be able to raise sufficient funds pay the $208,840 exercise price, and we have no current plans on how to raise the additional funding.

In terms of exploratory work we will be able to conduct before we exercise the option, we anticipate completing Phases 1 and 2 of our Plan of Operation, subject to our ability to raise sufficient funds to complete Phases 1 and 2, and depending on the results of Phases 1 and 2, commencement of drilling of any significant targets generated during Phase 2 work.

We will require additional funding to proceed with Phases 1 and 2; we have no current plans on how to raise the additional funding.   We have no current plans on how to raise the additional funding.  We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

Results of Operations

Three and Nine-Month Periods Ended November 30, 2011, and the Three-Month Period Ended November 30, 2010, and the Periods from May 7, 2010 (Inception) to November 30, 2011 and 2010.

We recorded no revenues for the three and nine months ended November 30, 2011.   For the three months ended November 30, 2010, we also recorded no revenues.  From the periods of May 7, 2010 (inception) to November 30, 2011 and 2010, we also recorded no revenues.

Office and general expenses were $1,104, and professional fees were $21,246 for the three months ending November 30, 2011.  For the three months ending November 30, 2010, office and general expenses were $188, professional fees were $1,687 and mining costs were $7,703.

Office and general expenses were $1,953, and professional fees were $24,246 for the nine months ending November 30, 2011.  For the period from May 7, 2010 (Inception) to November 30, 2010, office and general expenses were $188 and professional fees were $1,687.  Operating expenses in the third quarter of 2011, consisted of (i) office and general expenses and (ii) legal and accounting professional fees.

From the period of May 7, 2010 (inception) to November 30, 2011, we incurred operating expenses of $35,981.

Liquidity and Capital Resources

At November 30, 2011, we had a cash balance of $14,598.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.      CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of November 30, 2011.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A.   RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      (REMOVED AND RESERVED).

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-175529), as filed with the Securities and Exchange Commission on July 13, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENOLA INC.
(Name of Registrant)

Date: January 17, 2012	By:	/s/ Lena Gencarelli
Name: Lena Gencarelli
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
*Filed and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-175529), as filed with the Securities and Exchange Commission on July 13, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.