Form 10-K
period 2012-02-29
Penola Inc.
filed 2012-05-30
CIK 1524774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

Commission File No. 333-175529

PENOLA, INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

492 Gilbert Road
West Preston, Victoria 3072, Australia
(Address of principal executive offices, zip code)

+61 (3) 9605-3907
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  ☐   No    ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No  ☒

At May 31, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $27,840.  At May 28, 2012, there were 3,160,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.  At February 29, 2012, the end of the Registrant’s most recently completed fiscal year, there were 3,160,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

PENOLA, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Penola, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.  Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 63.2% control the Company’s sole officer and director holds of the Company’s voting securities, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  “Company”, “Penola”, “we”, “us,” or “our” are to Penola, Inc.

PART I

ITEM 1.	BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

On May 7, 2010, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of acquisition, exploration and development of natural resource properties.

Filomena Gencarelli has served as our sole Director, President and Chief Executive Officer, Secretary and Treasurer, from May 7, 2010, through the date of filing of this Form 10-K.

We are authorized to issue 100,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $.001 per share.  On September 30, 2010, we issued 2,000,000 shares of common stock to our sole officer and director.  Said issuance was paid at a purchase price of the par value per share or a total of $2,000.  We hold our cash in bank accounts located in Australia.

On July 6, 2010 we entered into a Mineral Property Option Agreement whereby we have the right to acquire a 100% interest in Exploration License 80/3757, located in Halls Creek Shire, in the Kimberly region of Western Australia and known as the Halls Creek Property.  The option agreement requires us to make an initial cash payment of AUD$7,000 (US$7,703), which we paid on July 6, 2010.  The option agreement has an exercise price of approximately two hundred thousand AUD$200,000 (US$208,840) cash to be paid if exercised by the Company. We retained a consulting geologist to prepare an evaluation report on the prospects. We intend to conduct exploratory activities on the claim and if feasible, develop the prospects.

IN GENERAL

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently hold an option to acquire for AUD$200,000 (US$208,840) a 100% undivided interest in Exploration License E 80/3757 located in Halls Creek Shire, in the Kimberly region of Western Australia and known as the Halls Creek Property. We are currently conducting mineral exploration activities on the Halls Creek Property in order to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the Halls Creek Property.

Since our inception, we have not earned any revenues to date and our accumulated losses are $37,674 at February 29, 2012. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is our geology report prepared by Gregory Curnow, B. SC (Geology), M AusIMM, dated October 7, 2010.

While we intend to test for commercially viable reserves of gold, tin-tungsten and other rare earths, there is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold and other minerals. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs.  Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits.  If our claim does not contain any reserves all funds that we spend on exploration will be lost.

We have no current plans, proposals or arrangements, written or otherwise, to seek a business combination with another entity in the near future.

POTENTIAL ACQUISITION OF THE HALLS CREEK PROPERTY

On July 6, 2010, we purchased an option to acquire a 100% undivided interest in a mineral claim known as  Exploration License 80/3757 located in Halls Creek Shire, in the Kimberly region of Western Australia and known as the Halls Creek Property, for a price of AUD$7,000 (US$7,703). The mineral claim underlying the option was granted by the Department of Mines and Petroleum, Western Australia, on July 16, 2010.

We engaged Gregory Curnow, B. SC (Geology). M AusIMM, to prepare a geological evaluation report on the Halls Creek Property. Mr. Curnow is a consulting professional geologist and Member of the Australasian Institute of Mining & Metallurgy. Mr. Curnow attended Monash University, Melbourne, Australia and graduated in 1986 with a Bachelor of Science degree in geology.

The work completed by Mr. Curnow in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Halls Creek Property entitled "Evaluation Report, E 80/3757, Western Australia" prepared by Mr. Curnow on October 7, 2010. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The description of the Halls Creek Property provided below is based on Mr. Curnow’s report.

DESCRIPTION OF PROPERTY

The property on which the Company has an option is the Halls Creek Property which is comprised of one located mineral claim, Exploration License E 80/3757. The Halls Creek Property is in the Day Dawn district of the Murchison Mineral Fields approximately 550 kilometers north north-east of Perth. The nearest towns are the mining centers of Cue 25 kilometers to the north and Mt. Magnet 50 kilometers to the south.

PHYSIOGRAPHY, CLIMATE, VEGETATION & WATER

The nearest town is the mining and pastoral centre of Halls Creek 83 kilometers to the north-east (see Fig 1). The Kimberley region is a semi-arid region with a monsoonal climate with the wet season running from November to mid April.  Temperatures in summer average 37 degrees C (99 degrees F) and the humidity is commonly over 90%.

The Halls Creek Property is located 30 kilometers south of the Great Northern Highway, the major road of the Kimberley region, and is serviced by unsealed minor roads. The terrain is open scrubland criss-crossed by a number of perennial streams that only flow in the wet season and the main land use is cattle farming.

Fieldwork in the Kimberley is usually scheduled for the dry season between April and December.

The license was granted to George Lee on August 8, 2007 for a period of five years and covers approximately 324 hectares. Mr. Lee is the third party with whom we have entered into our Mineral Property Option Agreement.

Figure 1: Location Plan

PROPERTY HISTORY

There is no prior mining exploration activity for the property to which our Mineral Property Option Agreement relates.

REGIONAL GEOLOGY

The region falls within the Halls Creek Proterozoic Mobile Zone that is folded about the edge of the Kimberly craton, which is also Proterozoic in age (see Fig 2).  The Halls Creek Zone consists of moderately to highly deformed rocks of the Halls Creek Group which is broken up into:

• Olympio Formation
• Biscay Formation
• Saunders Creek Formation
• Ding Dong Downs Volcanics

Deformation of the Hall Creek Zone has included tight sub-isoclinal to isoclinals folding with associated regional faulting.  Both the folding and faulting is parallel to the Kimberley craton edge and generally trending to the north north-east.  O

Only the Olympio and Biscay Formation occur in the area.

Olympio Formation

The Olympio Formation consists mainly of a sequence of turbidite and deep water sediments with a basal sequence of acid to intermediate volcanic interbedded with tuffaceous and lithic sediments.  Metamorphism is generally greenschist to amphibolite facies.

Biscay Formation

The Biscay Formation is a sequence of basic volcanics rocks generally basalts, dolerites and gabbroic intrusives interbedded with turbiditic sediments.  Metamorphism is generally greenschist to amphibolite facies.

Figure 2: Regional Geology of the Kimberley (Tyler 02)

Local Geology

Locally the area of the Mt. Dockrell goldfield is made up of a sequence of basic volcanics, felsic volcanics and sediments which are part of the Halls Creek Group.  E 80/3757 consists of both the Olympio and Biscay Formations with the contact between the two trending north north-east suggesting it is fault related.

Mineralization

Gold mineralization in the Mt. Dockrell area is generally associated with both copper and lead, and there are 5 known types of mineralization, as follows:

1. Gold-galena in quartz filled axial plane shears and fractures.
2. Gold-arsenopyrite-chalcopyrite stratabound deposits.
3. Gold-tourmaline quartz veins.
4. Chalcopyrite-galena quartz veins.
5. Copper in quartz-calcite-epidote altered zones.

Both disseminated and vein hosted tin-tungsten mineralization is known in the area and is associated with a quartzite unit in the Butchers Gully member (part of the Biscay Formation) and is exposed by a large south plunging anticline.  The quartzite unit is lithologically mixed and consists of bands of magnetite, epidote, tourmaline, and manganese rich quartzite with minor bands of amphibolite and pelite.

The scheelite appears to be formed through preferential metasomatism of psammitic horizons in the quartzite and is associated with secondary epidote and less generally with fluorite, tourmaline, apatite and zircon.

Figure 3: Geology Plan of the Mt. Dockrell Goldfield

EXPLORATION POTENTIAL

Though there are no known occurrences of mineralization on E 80/3757, we believe that the exploration potential of project area will contain occurrences of mineralization, based on the substantial past exploration and the known, widespread occurrence of gold and tin-tungsten mineralization in the area and the local geology.

With a major fault splay passing through the license and a large portion of the contact between the Biscay volcanics and the Olympio Formation also being included in the license and the lack of modern exploration techniques, especially geophysics, being carried out in the area the potential for discovery in the area is high.

The tin-tungsten mineralization highlights the presence of a granitoid body that does not outcrop in the area suggesting that it is located at a shallow depth increasing the potential for more tin-tungsten mineralization to be found below the surface.

CONDITIONS TO RETAIN TITLE TO THE CLAIM

State and local regulations will require a yearly maintenance fee to keep the claim to Halls Creek Property in good standing.  Yearly maintenance fees of AUD$10,000 (US$10,605) payable to the Department of Mines and Petroleum Western Australia, are payable prior to the anniversary of the claim to keep the claim in good standing for an additional year.

COMPETITIVE CONDITIONS

The mineral exploration business is an extremely competitive industry.  We are competing with many other exploration companies looking for minerals.  We are a very early stage mineral exploration company and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners.  Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

GOVERNMENT APPROVALS AND RECOMMENDATIONS

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Australia and the state of Western Australia.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We currently have no costs to comply with environmental laws concerning our exploration program.  We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes  sufficient surface disturbance to necessitate reclamation work.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills.  Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground.  The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended three phases described in the chart below.  Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

Proposed Work	Amount	Cost ($AUD)
Phase 1
Data Collection		$5,000.00
Re-Interpretation of Geophysical Data		$10,000.00
Field Mapping	5 days @ $500	$2,500.00
Sampling	50 samples @ $30	$1,500.00
Travel & Accommodation	5 days @ $300	$1,500.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$3,300.00

		$25,300.00
Phase 2
Soil Sampling	5 days @ $750	$3,750.00
Assaying	150 samples @ $20	$3,000.00
Ground Geophysics		$65,000.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$10,987.50

		$84,237.50
Phase 2
Drilling	1,000 meters @ $50	$50,000.00
Assaying	1,000 meters @ $30	$30,000.00
Supervision	7 days @ $600	$4,200.00
Travel & Accommodation	7 days @ $300	$2,100.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$13,170.00

		$100,970.00

Total		$210,507.50

EMPLOYEES

We currently have no employees other than our directors. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 492 Gilbert Road, West Preston, Victoria 3072, Australia.  Our telephone number is +61 (3) 9605-3907.

We believe that this space is adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.	MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our shares of our common stock have never been quoted on any exchange or the over-the-counter market.

TRANSFER AGENT

The company is the registrar of its own securities and does not have a transfer agent.

HOLDERS

As of May 28, 2012, the Company had 3,160,000 shares of our common stock issued and outstanding held by 10 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended February 29, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $37,485 in operating expenses from inception through February 29, 2012.  These expenses were comprised of $27,221 in professional fees, $7,703 of mining costs, and $2,561 in office and general costs.  We incurred net losses of $27,892 and $9,782 for the years ended February 29, 2012 and 2011, respectively.  Our net loss since inception (May 7, 2010) through February 29, 2012 was $37,674.  The following table provides selected financial data about our company for the years ended February 29, 2012 and 2011.

Balance Sheet Data	February 29, 2012	February 28, 2011
Cash and Cash Equivalents	$684	$21,737
Total Assets	$684	$21,737
Total Liabilities	$7,169	$519
Shareholders’ Equity (deficit)	$(6,485))	$21,218

GOING CONCERN

Penola, Inc. is an exploration stage company and currently has no operations.  Our independent auditor has issued an audit opinion for Penola, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 29, 2012 was $684 with $7,169 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $230,508.  If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.  Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this prospectus is to complete the first and second of the three phases of the exploration program on our prospects. In addition to the $210,508 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $20,000 on general and administration expenses including fees payable in connection with complying with our reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $230,508. We will experience a shortage of funds prior to funding and we may utilize funds from our president, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Proposed Work	Amount	Cost ($AUD)
Phase 1
Data Collection		$5,000.00
Re-Interpretation of Geophysical Data		$10,000.00
Field Mapping	5 days @ $500	$2,500.00
Sampling	50 samples @ $30	$1,500.00
Travel & Accommodation	5 days @ $300	$1,500.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$3,300.00

		$25,300.00
Phase 2
Soil Sampling	5 days @ $750	$3,750.00
Assaying	150 samples @ $20	$3,000.00
Ground Geophysics		$65,000.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$10,987.50

		$84,237.50
Phase 2
Drilling	1,000 meters @ $50	$50,000.00
Assaying	1,000 meters @ $30	$30,000.00
Supervision	7 days @ $600	$4,200.00
Travel & Accommodation	7 days @ $300	$2,100.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$13,170.00

		$100,970.00

Total		$210,507.50

We plan to commence Phase 1 of the exploration program on the claim in summer 2012. We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program.  Subject to the results of phase 1, we anticipate commencing with phase 2 in fall 2012.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding.  We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

PENOLA INC.
 (An Exploration Stage Company)

FINANCIAL STATEMENTS

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Penola Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Penola Inc. (An Exploration Stage Company) as of February 29, 2012 and February 28, 2011, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended February 29, 2012, and for the period from May 7, 2010 (inception) through February 29, 2011, and for the period from May 7, 2010 (inception) through February 29, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penola Inc. (An Exploration Stage Company) as of February 29, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC
 www.mkacpas.com
Houston, Texas
May 30, 2012

PENOLA INC.
(An Exploration Stage Company)

BALANCE SHEETS

	February 29, 2012 - $ -	February 28, 2011 - $ -

ASSETS
Current
Cash	684	21,737
Total assets	684	21,737

LIABILITIES
Current
Due to related party	7,169	519
Total liabilities	7,169	519

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,160,000 common shares (February 28, 2011 - 3,160,000)	3,160	3,160
Additional paid in capital	28,029	27,840
Deficit accumulated during the exploration stage	(37,674)	(9,782)
Total stockholders' equity (deficit)	(6,485)	21,218
Total liabilities and stockholders' equity (deficit)	684	21,737

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended February 29, 2012 - $ -	May 7, 2010 (Inception) to February 28, 2011 - $ -	May 7, 2010 (Inception) to February 29, 2012 - $ -
Operating expenses:
Office and general	2,169	392	2,561
Professional fees	25,534	1,687	27,221
Mining costs	-	7,703	7,703
	27,703	9,782	37,485
Other income (expense)
Interest expense	189	-	189
Net loss	27,892	9,782	37,674

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of common shares outstanding	3,160,000	2,467,609

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended February 29, 2012 - $ -	May 7, 2010 (Inception) to February 28, 2011 - $ -	May 7, 2010 (Inception) to February 29, 2012 - $ -
Cash Flows From Operating Activities
Net loss	(27,892)	(9,782)	(37,674)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest	189	-	189
Impairment of mining costs	-	7,703	7,703

Net change in non-cash working capital balances:
Due to related party	6,650	519	7,169
Net cash used in operations	(21,053)	(1,560)	(22,613)

Cash Flows from Investing Activities
Mineral property option	-	(7,703)	(7,703)
Net cash used in investing activities	-	(7,703)	(7,703)

Cash Flows From Financing Activities
Capital stock issued	-	31,000	31,000
Net cash provided by financing activities	-	31,000	31,000

Increase (Decrease) In Cash	(21,053)	21,737	684

Cash, beginning	21,737	-	-
Cash, ending	684	27,737	684

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 7, 2010 (INCEPTION) TO FEBRUARY 29, 2012

	Shares Subscribed	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Equity
Balance, May 7, 2010	$-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share	2,000,000	2,000	-	-	2,000
Common stock issued for cash at $0.025 per share – July 16, 2009 to February 28, 2011	1,160,000	1,160	27,840	-	29,000
Net loss	-	-	-	(9,782)	(9,782)
Balance, February 28, 2011	3,160,000	3,160	27,840	(9,782)	21,218
Imputed interest	-	-	189	-	189
Net loss	-	-	-	(27,892)	(27,892)
Balance, February 29, 2012	$3,160,000	$3,160	$28,029	$(37,674)	$(6,485)

- See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is an exploration stage company and is currently seeking new business opportunities.

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $37,674 at February 29, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

Exploration Stage Company
The Company complies with Financial Accounting Standards Codification ("ASC") 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an exploration stage enterprise.

Basic and diluted net Income (loss) per share
The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Fair value of financial instruments
The Company adopted ASC 820, Fair Value Measurements” ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement. The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of February 29, 2012 and 2011:

	Level 1	Level 2	Level 3
February 29, 2012	$-	$-	$-
February 28, 2011	$-	$-	$-

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

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

At February 29, 2012, accumulated costs totalled $7,703.  These costs have been expensed in a prior period.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the prior year, the Company issued 2,000,000 common shares at $0.001 per share to the Company's President for cash proceeds of $2,000.  At February 29, 2012, the Company owed $7,169 to the president and the director of the Company for funds advanced.  This amount is unsecured, bears no interest and is payable on demand.  Interest of $189 was imputed on the  for the year  February 29, 2012.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

NOTE 5 – INCOME TAXES

At February 29, 2012, the Company has estimated tax loss carry forwards for tax purpose of approximately $29,782, which expire by 2032. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of theses losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2012	2011
Net loss carry forward	$29,782	$2,079
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	10,126	707
Change in valuation allowance	(10,126)	(707)

Income tax provision	$-

Components of deferred tax asset:
Non-capital tax loss carry forwards	$10,126	$707
Less: valuation allowance	(10,126)	(707)

Net deferred tax asset	$-	$-

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events as at May 29, 2012 for potential recognition and disclosure in the financial statements and has determined there are none to be disclosed.  This date represents the date the financial statements are issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 29, 2012.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of February 29, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed only by Filomena Gencarelli, our President, Chief Executive Officer, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, Ms. Gencarelli concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of February 29, 2012.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended February 29, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of February 29, 2012 are as follows:

Name	Age	Positions and Offices

Ms. Filomena Gencarelli	63	President, Chief Executive Officer, Treasurer and Director

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office.  Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

FILOMENA GENCARELLI

Ms. Gencarelli has served as our President, Chief Executive Officer, Secretary and sole Director since our formation on May 7, 2010. Since 2001, Ms. Gencarelli has owned and operated Illura Corporate Services Limited, a company which provides corporate administrative and commercial services to various companies. As Principal of Illura, Ms. Gencarelli has been instrumental in working with local government and staff to restructure and multi-skill a number of private companies as well as providing advisory services for the structuring of mining resource companies. Ms. Gencarelli has had over 30 years experience in implementing motivational inductions and training programs, administration management and community development projects for companies. Ms. Gencarelli is a graduate of St Josephs Convent, Bunbury, Western Australia, where she earned a Leaving Certificate (tertiary entrance exam) 1965. In 1966, Ms. Gencarelli graduated from Bunbury Technical College, Western Australia, where she earned a Diploma in Administration and Business Practices in 1966.

Ms. Gencarelli’s background providing advisory services for the structuring of mining resource companies and what we believe to be her an excellent understanding of commercial imperatives have led to our conclusion that she should be serving as a member of our Board of Directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, whom does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market).  The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee.  The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended February 29, 2012, our executive officers, directors and greater-than-ten percent stockholders complied have with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended February 29, 2012 and February 28, 2011:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us as of the year ended February 29, 2012 and February 28, 2011.

						Non-Equity
						Incentive	Nonqualified
				Stock	Option	Plan	Deferred	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation($)	Compensation($)	Compensation($)	Total ($)
Filomena Gencarelli (1)	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

(1) President and Chief Executive Officer, Secretary, Treasurer and Director.

None of our directors have received monetary compensation since our inception to the date of this Annual Report on Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with its sole officer and director, Filomena Gencarelli.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of February 29, 2012:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Filomena Gencarelli	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of February 29, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,160,000 shares of our common stock issued and outstanding as of February 29, 2012.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner (1)	Owned Beneficially	Class Owned

Common Stock:	Ms. Filomena Gencarelli, President, President, Chief Executive Officer, Treasurer and Director	2,000,000	63.2%

All executive officers and directors as a group (1 person)		2,000,000	63.2%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Penola, Inc., 492 Gilbert Road, West Preston, Victoria 3072, Australia.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended February 29, 2012 the total fees charged to the company for audit services, including quarterly reviews were $6,600, for audit-related services were $0 and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________
* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-175529), filed with the Commission on July 13, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENOLA, INC.
(Name of Registrant)

Date: May 30, 2012	By:	/s/ Filomena Gencarelli
Filomena Gencarelli
President, Chief Executive Officer, Treasurer (and principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_________
* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-175529), filed with the Commission on July 13, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.