Form 10-Q
period 2012-05-31
Penola Inc.
filed 2012-07-16
CIK 1524774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):    Yes☒   No☐

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

As of July 13, 2012, there were 3,160,000 shares of common stock, $0.001 par value per share, outstanding.

 PENOLA INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2012

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements	4

		Balance Sheets as of May 31, 2012 (unaudited) and February 29, 2012.	5

		Statements of Operations for the three months ended May 31, 2012 (unaudited) and 2011 (unaudited), and for the period from May 7, 2010 (Inception) to May 31, 2012 (unaudited).	6

		Statements of Cash Flows for the three months ended May 31, 2012 (unaudited) and 2011 (unaudited), and the period from May 7, 2010 (Inception) through May 31, 2012 (unaudited).	7

		Notes to Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

	Item 4.	Controls and Procedures.	20

Part II.	Other Information

	Item 1.	Legal Proceedings.	21

	Item 1A.	Risk Factors.	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

	Item 3.	Defaults Upon Senior Securities.	21

	Item 4.	Mine Safety Disclosures.	21

	Item 5.	Other Information.	21

	Item 6.	Exhibits.	22

Signatures			23

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

PENOLA INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2012

PENOLA INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)

	May 31, 2012 (Unaudited) - $ -	February 29, 2012 (Audited) - $ -

ASSETS
Current
Cash	5,056	684
	5,056	684

LIABILITIES
Current
Accounts payable and accrued liabilities	1,804	-
Due to related party	16,817	7,169
	18,621	7,169

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,160,000 common shares	3,160	3,160
(February 29, 2012 - 3,160,000)
Additional paid up capital	28,321	28,029
Deficit accumulated during the development stage	(45,046)	(37,674)
	(13,565)	(6,485)
	5,056	684

– See Accompanying Notes –

PENOLA INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended May 31, 2012 (Unaudited) - $ -	Three months ended May 31, 2011 (Unaudited) - $ -	Period from May 7, 2010 (Inception) to May 31, 2012 - $ -
Expenses
Office and general	4,080	162	6,641
Professional fees	3,000	1,000	30,221
Mining costs	-	-	7,703
Net loss	7,080	1,162	44,565
Interest expense	292	-	481
	7,372	1,162	45,046

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	3,160,000	2,000,000

– See Accompanying Notes –

PENOLA INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended May 31, 2012 (Unaudited) - $ -	Three months ended May 31, 2011 (Unaudited) - $ -	Period from May 7, 2010 (Inception) to May 31, 2012 (Unaudited) - $ -

Cash Flows From Operating Activities
Net loss	(7,372)	(1,162)	(45,046)
Impairment of mining costs	-	-	7,703
Interest expense	292	-	481
Net change in non-cash working capital balances:
Accounts payable and accruals	1,804	-	1,804
Due to related party	9,648	-	16,817
Net cash provided by (used in) operations	4,372	(1,162)	(18,241)

Cash flows from Investing Activities
Mineral property option	-	-	(7,703)
Net cash used in investing activities	-	-	(7,703)
Cash Flows From Financing Activities
Capital stock issued	-	-	31,000
Net cash provided by financing activities	-	-	31,000

Increase (Decrease) In Cash	4,372	(1,162)	5,056

Cash, beginning	684	21,737	-
Cash, ending	5,056	20,575	5,056

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

PENOLA INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2012
(Unaudited)

1.            NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is a development stage company and is currently seeking for new business opportunities.

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended February 28, 2012, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $45,046 at May 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Financial instruments

The fair value of the Company’s financial instruments consisting of cash, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company operates in Australia and therefore is exposed to foreign exchange risk.  It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

3.           Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through July 16, 2012 the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Penola Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 29, 2012 audited financial statements and related notes included in the Company’s most recent Annual report on Form 10-K, as amended (File No. 333-175529; the Form S-1), for the year ended February 28, 2012, as filed with the SEC on May 30, 2012.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Penola Inc. (the “Company” or “we”) was incorporated in the State of Nevada on May 7, 2010 and has a fiscal year end of February 28.  It is an exploration-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations.  No revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-175529), declared effective by the SEC on November 15, 2011 and implement our initial business plan.  The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to May 31, 2012, we raised a total of $31,000 from private offerings of our common stock.

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

We plan to commence Phase 1 of the exploration program on the prospects in the fall of 2012. We expect this phase to take 7 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management's estimates based upon the recommendations of the consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Management will rely on the consulting geologist's recommendations in making a decision to proceed with Phase 2. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the winter of 2012/ 2013.  We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

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

Results of Operations

Three -Month Periods Ended May 31, 2012 and 2011, and the Period from May 7, 2010 (Inception) to May 31, 2012.

We recorded no revenues for the three-months ended May 31, 2012.   For the three months ended May 31, 2011, we also recorded no revenues.  From the period of May 7, 2010 (inception) to May 31, 2012, we also recorded no revenues.

Office and general expenses were $4,080, and professional fees were $3,000 for the three months ending May 31, 2012.  For the three months ending May 31, 2011, office and general expenses were $162 and professional fees were $1,000.

For the period from May 7, 2010 (Inception) to November 30, 2010, office and general expenses were $6,641 and professional fees were $30,221.

From the period of May 7, 2010 (inception) to May 31, 2012, we incurred operating expenses of $45,046.

Liquidity and Capital Resources

At May 31, 2012, we had a cash balance of $5,056.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of May 31, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Letter from George Francis Lee dated July 7, 2012 to registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

PENOLA INC.
(Name of Registrant)

Date: July 16, 2012	By:	/s/ Lena Gencarelli
Lena Gencarelli
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Letter from George Francis Lee dated July 7, 2012 to registrant.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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