Form 10-Q
period 2012-08-31
Penola Inc.
filed 2012-10-15
CIK 1524774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

As of October 13, 2012, there were 3,160,000 shares of common stock, $0.001 par value per share, outstanding.

PENOLA INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2012

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements

	Balance Sheets as of August 31, 2012 (unaudited) and February 28, 2012.	4

	Statements of Operations for the three months ended August 31, 2012 and 2011 (unaudited), the six months ended August 31, 2012 and 2011 (unaudited), and for the period from May 7, 2010 (Inception) to August 31, 2011 and 2012 (unaudited).	5

	Statements of Cash Flows for the six months ended August 31, 2012 and 2011 (unaudited), and the period from May 7, 2010 (Inception) to August 31, 2012 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4.	Controls and Procedures.	16

Part II. Other Information

Item 1.	Legal Proceedings.	17

Item 1A.	Risk Factors.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults Upon Senior Securities.	17

Item 4.	Mine Safety Disclosures.	17

Item 5.	Other Information.	17

Item 6.	Exhibits.	17

Signatures		18

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

PART I. FINANCIAL INFORMATION

ITEM   1.  FINANCIAL STATEMENTS.

PENOLA INC.
(An Exploration Stage Company)

BALANCE SHEETS

	August 31, 2012 (Unaudited) - $ -	February 29, 2012 (Audited) - $ -

ASSETS
Current
Cash	3,636	684
Total assets	3,636	684

LIABILITIES
Current
Accounts payable	858	-
Due to related party	18,907	7,169
Total liabilities	19,765	7,169

STOCKHOLDERS’ EQUITY (Deficit)
Authorized: 75,000,000 common shares
With a par value of $0.001 Issued and Outstanding:
3,160,000 common shares (February 28, 2012 - 3,160,000)	3,160	3,160
Additional paid in capital	28,680	28,029
Deficit accumulated during the exploration stage	(47,969)	(37,674)
Total stockholders' equity (deficit)	(16,129)	(6,485)
Total liabilities and stockholders' equity (deficit)	3,636	684

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended August 31, 2012 - $ -	Three months ended August 31, 2011 - $ -	Six months ended August 31, 2012 - $ -	Six months ended August 31, 2011 - $ -	May 7, 2010 (Inception) to August 31, 2012 - $ -
Expenses:
Office and general	1,724	701	6,096	862	8,845
Professional fees	1,200	2,000	4,200	3,000	31,421
Mining costs	-	-	-	-	7,703
Net loss	2,924	2,701	10,296	3,862	47,969

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	3,160,000	2,000,000	3,160,000	2,000,000

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended August 31, 2012 - $ -	Six months ended August 31, 2011 - $ -	May 7, 2010 (Inception) to August 31, 2012 - $ -
Cash Flows From Operating Activities
Net loss	(10,296)	(3,862)	(47,969)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest	651	-	840
Impairment of mining costs	-	-	7,703
Net change in non-cash working capital balances:
Accounts payable	858		858
Due to related party	11,739	214	18,907
Net cash provided by (used in) operations	2,952	(3,648)	(19,661)

Cash Flows from Investing Activities
Mineral property option	-	-	(7,703)
Net cash used in investing activities	-	-	(7,703)

Cash Flows From Financing Activities
Capital stock issued	-	-	31,000
Net cash provided by financing activities	-	-	31,000

Increase (Decrease) In Cash	2,952	(3,648)	3,636

Cash, beginning	684	21,737	-
Cash, ending	3,636	18,089	3,636

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is an exploration stage company and is currently seeking for new business opportunities.

Unaudited Interim Financial Statements
These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended February 29, 2012, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013.

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $47,969 at August 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012
(Unaudited)

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

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012
(Unaudited)

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

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2012
(Unaudited)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

In the prior year, the Company issued 2,000,000 common shares at $0.001 per share to the Company's President for cash proceeds of $2,000. At February 29, 2012, the Company owed $7,169 to the president and the director of the Company for funds advanced. This amount is unsecured, bears no interest and is payable on demand. Interest of $651 was imputed for the six months ended August 31, 2012 and $189 was imputed for the year February 29,2012.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

NOTE 4 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Penola Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 28, 2012 audited financial statements and related notes included in the Company’s most recent Annual report on Form 10-K, as amended (File No. 333-175529; the Form 10-K), for the year ended February 28, 2012, as filed with the SEC on May 30, 2012.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to August 31, 2012, we raised a total of $31,000 from private offerings of our common stock.

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

Financial instruments
The fair value of the Company’s financial instruments consisting of cash, accounts payable, and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments..  The Company operates in Australia and therefore is exposed to foreign exchange risk.  It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Foreign Currency Translation
Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted Statement 168 for the year ended February 28, 2011.

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

Phase 2

•	Soil sampling of any significant areas highlighted in Phase 1; and

•	Ground geophysics of targets generated by the re-interpretation of available geophysical data.

Phase 3

•	Drilling of any significant targets generated during Phase 2 work.

Proposed Work	Amount	Cost ($AUD)

PHASE 1

Data Collection		$5,000.00
Re-Interpretation of Geophysical Data		$10,000.00
Field Mapping	5 days @ $500	$2,500.00
Sampling	50 samples @ $30	$1,500.00
Travel & Accommodation	5 days @ $300	$1,500.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$3,300.00
		$25,300.00
PHASE 2

Soil Sampling	5 days @ $750	$3,750.00
Assaying	150 samples @ $20	$3,000.00
Ground Geophysics		$65,000.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$10,987.50

PHASE 2		$84,237.50

Drilling	1,000 meters @ $50	$50,000.00
Assaying	1,000 meters @ $30	$30,000.00
Supervision	7 days @ $600	$4,200.00
Travel & Accommodation	7 days @ $300	$2,100.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15 % of costs	$13,170.00
		$100,970.00
TOTAL		$210,507.50

We plan to commence Phase 1 of the exploration program on the prospects in the winter of 2012-2013. We expect this phase to take 7 days to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the consulting geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Management will rely on the consulting geologist’s recommendations in making a decision to proceed with Phase 2. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the spring of 2013.  We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

We are a party to a Mineral Property Option Agreement whereby we have the right to acquire a 100% interest in Exploration License E 80/3757 located in the Murchison Mineral field Halls Creek Shire, in the Kimberly region of Western Australia and known as the Halls Creek Property. It is only under this option agreement that we potentially have any right to explore for mineralized material. This option agreement requires us to pay an exercise price of AUD$200,000 (approximately US$208,840) cash, in order for us to have the right to explore for mineralized materials in the area covered by Exploration License E 80/3757.  Prior to the expiration of our option under the Mineral Property Option Agreement on July 7, 2012, George Lee, the licensor, granted us an extension until July 6, 2014, to negotiate another option agreement with him or amendment to the current agreement.

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

Results of Operations

Three –Month Periods Ended August 31, 2012 and 2011, and the Period from May 7, 2010 (Inception) to August 31, 2012.

We recorded no revenues for the three-months ended August 31, 2012.   For the three months ended August 31, 2012, we also recorded no revenues.  From the period of May 7, 2010 (inception) to August 31, 2012, we also recorded no revenues.

Office and general expenses were $1,724, and professional fees were $1,200 for the three months ending August 31, 2012.  For the three months ending August 31, 2012, office and general expenses were $701 and professional fees were $2,000.

For the period from May 7, 2010 (Inception) to August 31, 2012, office and general expenses were $8,845 and professional fees were $31,421.

From the period of May 7, 2010 (inception) to August 31, 2012, we incurred operating expenses of $47,969.

Liquidity and Capital Resources

At August 31, 2012, we had a cash balance of $3,636.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.    CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2012.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

(10)	Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Letter from George Francis Lee to the registrant dated July 7, 2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
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

PENOLA INC.
(Name of Registrant)

Date: October 15, 2012	By:	/s/ Lena Gencarelli
Name: Lena Gencarelli
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

10.1	Letter from George Francis Lee to the registrant dated July 7, 2012

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
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