Form 10-Q
period 2012-11-30
Penola Inc.
filed 2013-01-14
CIK 1524774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of January 14, 2013, there were 3,160,000 shares of common stock, $0.001 par value per share, outstanding.

PENOLA INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2012

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements

	Balance Sheets as of November 30, 2012 (unaudited) and February 29, 2012.	5

	Statements of Operations for the three and nine months ended November 30, 2012 and 2011 (unaudited), and for the period from May 7, 2010 (Inception) to November 30, 2012 (unaudited).	6

	Statements of Cash Flows for the nine months ended November 30, 2012 and 2011 (unaudited), and the period from May 7, 2010 (Inception) through November 30, 2012 (unaudited).	7

	Notes to Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls and Procedures.	17

Part II. Other Information

Item 1.	Legal Proceedings.	18

Item 1A.	Risk Factors.	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3.	Defaults Upon Senior Securities.	18

Item 4.	Mine Safety Disclosures.	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

Signatures		19

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

PENOLA INC.
 (An Exploration Stage Company)

FINANCIAL STATEMENTS

Nine months ended November 30, 2012

PENOLA INC. (An Exploration Stage Company) BALANCE SHEETS

	November 30, 2012 (Unaudited) - $ -	February 29, 2012 (Audited) - $ -

ASSETS
Current
Cash	3,449	684
Total assets	3,449	684

LIABILITIES
Current
Accounts payable	858	-
Due to related party	18,907	7,169
Total liabilities	19,765	7,169

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,160,000 common shares	3,160	3,160
(February 29, 2012 - 3,160,000)
Additional paid in capital	29,057	28,029
Deficit accumulated during the exploration stage	(48,533)	(37,674)
Total stockholders' equity (deficit)	(16,316)	(6,485)
Total liabilities and stockholders' equity (deficit)	3,449	684

– See Accompanying Notes –

PENOLA INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended November 30, 2012 - $ -	Three months ended November 30, 2011 - $-	Nine months ended November 30, 2012 - $ -	Nine months ended November 30, 2011 - $ -	May 7, 2010 (Inception) to November 30, 2012 - $ -
Expenses:
Office and general	187	1,104	6,660	1,953	9,409
Professional fees	-	21,246	4,200	24,246	31,421
Mining costs	-	-	-	-	7,703
Net loss	187	22,350	10,860	26,199	48,533

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	3,160,000	2,000,000	3,160,000	2,000,000

– See Accompanying Notes –

PENOLA INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended November 30, 2012 - $ -	Nine months ended November 30, 2011 - $ -	May 7, 2010 (Inception) to November 30, 2012 - $ -
Cash Flows From Operating Activities
Net loss	(10,860)	(26,199)	(48,533)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest	1,029	-	1,217
Impairment of mining costs	-	-	7,703
Net change in non-cash working capital balances:
Accounts payable	858	-	858
Net cash provided by (used in) operations	(8,973)	(26,199)	(38,755)

Cash Flows from Investing Activities
Mineral property option	-	-	(7,703)
Net cash used in investing activities	-	-	(7,703)

Cash Flows From Financing Activities
Capital stock issued	-	-	31,000
Due to related party	11,738	19,060	18,907
Net cash provided by financing activities	11,738	19,060	49,907

Increase (Decrease) In Cash	2,765	(7,139)	3,449

Cash, beginning	684	21,737	-
Cash, ending	3,449	14,598	3,449

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is an exploration stage company and is currently seeking new business opportunities.

Unaudited Interim Financial Statements
These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended February 29, 2012, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending February 28, 2013.

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $48,533 at November 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012
(Unaudited)

Mineral property costs
The Company has been in the exploration stage since its formation on May 7, 2010 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

Income taxes
Deferred income taxes are provided for tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.  Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

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

NOVEMBER 30, 2012
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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2012
(Unaudited)

Recent Accounting Pronouncements (Continued)

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 3 – MINERAL PROPERTY

On July 6, 2010 the Company entered into an Option Agreement to acquire a 100% undivided legal, beneficial and register-able interest in an Exploration License E 80/3757 located in Halls Creek Shire in Western Australia.  The option period is for two years from the effective date of the Agreement.  Initial cash consideration is AUD$7,000 (paid) upon signing the agreement.  The exercise price of the option is AUD$200,000 cash at the time the notice of exercise of option is sent to the Owner.

At November 30, 2012, the accumulated costs totalled $7,703.  These costs have been expensed in a prior period.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the prior year, the Company issued 2,000,000 common shares at $0.001 per share to the Company's President for cash proceeds of $2,000.  The Company owed $18,907 and $7,169 to the president and the director of the Company for funds advanced as of November 30, 2012 and February 29, 2012 respectively.  Interest of $1,028 was imputed for the nine months ended November, 2012 and $189 was imputed for the year ended February, 29, 2012.  This amount is unsecured, bears no interest and is payable on demand.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of the unaudited interim financial and has determined there are none to be disclosed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Penola Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 29, 2012 audited financial statements and related notes included in the Company’s most recent Annual report on Form 10-K, as amended (File No. 333-175529; the Form 10-K), for the year ended February 29, 2012, as filed with the SEC on May 30, 2012.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed primarily from the proceeds of share subscriptions.  From our inception to November 30, 2012, we raised a total of $31,000 from private offerings of our common stock.

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

Mineral property costs

The Company has been in the exploration stage since its formation on May 7, 2010 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

Income taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.  Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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
•   Re-interpretation of available geophysics to determine location of possible mineralized shears and faults; and
•   Field mapping and rock chip sampling of the license.

 Phase 2

•   Soil sampling of any significant areas highlighted in Phase 1; and
•   Ground geophysics of targets generated by the re-interpretation of available geophysical data.

Phase 3

•   Drilling of any significant targets generated during Phase 2 work.

Proposed Work	Amount	Cost ($AUD)

PHASE 1
Data Collection		$5,000.00
Re-Interpretation of Geophysical Data		$10,000.00
Field Mapping	5 days @ $500	$2,500.00
Sampling	50 samples @ $30	$1,500.00
Travel & Accommodation	5 days @ $300	$1,500.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15% of costs	$3,300.00
		$25,300.00

PHASE 2
Soil Sampling	5 days @ $750	$3,750.00
Assaying	150 samples @ $20	$3,000.00
Ground Geophysics		$65,000.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15% of costs	$10,987.50
		$84,237.50

PHASE 2
Drilling	1,000 meters @ $50	$50,000.00
Assaying	1,000 meters @ $30	$30,000.00
Supervision	7 days @ $600	$4,200.00
Travel & Accommodation	7 days @ $300	$2,100.00
Report	1.5 days @ $1,000	$1,500.00
Administration	15% of costs	$13,170.00
		$100,970.00
TOTAL		$210,507.50

We plan to commence Phase 1 of the exploration program on the prospects in the spring of 2013. We expect this phase to take 7 days to complete and an additional one to two months for the geologist to prepare his report.

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

Results of Operations

Three –Month Periods Ended November 30, 2012 and 2011, Nine –Month Periods Ended November 30, 2012 and 2011 and the Period from May 7, 2010 (Inception) to November 30, 2012.

We recorded no revenues for the three-months ended November 30, 2012.  For the nine months ended November 30, 2012, we also recorded no revenues.  From the period of May 7, 2010 (inception) to November 30, 2012, we also recorded no revenues.

Office and general expenses were $187, and no professional fees were incurred for the three months ending November 30, 2012.  For the three months ending November 30, 2011, office and general expenses were $1,104 and professional fees were $21,246.

Office and general expenses were $6,660, and professional fees were $4,200 for the nine months ending November 30, 2012.  For the nine months ending November 30, 2011, office and general expenses were $1,953 and professional fees were $24,246.

For the period from May 7, 2010 (Inception) to November 30, 2012, office and general expenses were $9,409 and professional fees were $31,421.

From the period of May 7, 2010 (inception) to November 30, 2012, we incurred operating expenses of $48,533.

Liquidity and Capital Resources

At November 30, 2012, we had a cash balance of $3,449.  We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our exploration program and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2012.

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

None.

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
___________________
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

PENOLA INC.
(Name of Registrant)

Date: January 14, 2013	By:	/s/ Lena Gencarelli
Name: Lena Gencarelli
Title: President and Chief Executive Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
___________________
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