Form 10-K
period 2013-02-28
Penola Inc.
filed 2013-05-31
CIK 1524774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

Commission File No. 000-54901

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐   No  ☒

At August 31, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $27,840.  At August 31, 2012, there were 3,160,000 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.  At February 28, 2013, the end of the Registrant’s most recently completed fiscal year, there were 3,160,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

We are authorized to issue 100,000,000 shares of common stock, par value $.001 per share, and 25,000,000 shares of “blank check” preferred stock, par value $.001 per share.  On September 30, 2010, we offered and sold 2,000,000 shares of common stock to our sole officer and director, at a purchase price of $0.001, for an aggregate of $2,000.  We hold our cash in bank accounts located in Australia.

On July 6, 2010 we entered into a Mineral Property Option Agreement, as amended, whereby we have the right to acquire a 100% interest in Exploration License 80/3757, located in Halls Creek Shire, in the Kimberly region of Western Australia and known as the Halls Creek Property.  The option agreement requires us to make an initial cash payment of AUD$7,000 (US$7,703), which we paid on July 6, 2010.  The option agreement has an exercise price of approximately two hundred thousand AUD$200,000 (US$208,840) cash to be paid if exercised by the Company. We retained a consulting geologist to prepare an evaluation report on the prospects. We intend to conduct exploratory activities on the claim and if feasible, develop the prospects.

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

Since our inception, we have not earned any revenues to date and our accumulated losses are $56,948 at February 28, 2013. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is our geology report prepared by Gregory Curnow, B. SC (Geology), M AusIMM, dated October 7, 2010.

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

TRANSFER AGENT

The Company's transfer agent is Globex Transfer, LLC, whose address is 780 Deltona Blvd., #202, Deltona, Florida 32725.

HOLDERS

As of May 28, 2013, the Company had 3,160,000 shares of our common stock issued and outstanding held by 11 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2013.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $56,948 in operating expenses from inception through February 28, 2013.  These expenses were comprised of $32,621 in professional fees, $7,703 of mining costs, and $15,007 in office and general costs.  We incurred net losses of $19,274 and $27,892 for the years ended February 28, 2013 and 2012, respectively.  Our net loss since inception (May 7, 2010) through February 28, 2013 was $56,948.  The following table provides selected financial data about our company for the years ended February 28, 2013 and 2012.

Balance Sheet Data	February 28, 2013	February 29, 2012
Cash and Cash Equivalents	$10,740	$684
Total Assets	$10.740	$684
Total Liabilities	$35,071	$7,169
Shareholders’ Equity (deficit)	$(24,331))	$(6,485)

GOING CONCERN

Penola, Inc. is an exploration stage company and currently has minimal operations.  Our independent auditor has issued an audit opinion for Penola, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2013 was $10,740 with $35,071 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $230,508.  If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.  Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this Form 10-K is to complete the first and second of the three phases of the exploration program on our prospects. In addition to the $210,508 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $20,000 on general and administration expenses including fees payable in connection with complying with our reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $230,508. We will experience a shortage of funds prior to funding and we may utilize funds from our president, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

We plan to commence Phase 1 of the exploration program on the claim in summer 2013. We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program.  Subject to the results of phase 1, we anticipate commencing with phase 2 in fall 2013.  We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding.  We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS

PENOLA INC.
 (An Exploration Stage Company)

FINANCIAL STATEMENTS

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Penola Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Penola Inc. (An Exploration Stage Company) as of February 28, 2013 and February 29, 2012, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from May 7, 2010 (inception) through February 28, 2013.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penola Inc. (An Exploration Stage Company) as of February 28, 2013 and February 29, 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
May 29, 2013

PENOLA INC. (An Exploration Stage Company) BALANCE SHEETS

	February 28, 2013 - $ -	February 29, 2012 - $ -

ASSETS
Current
Cash	10,740	684
Total assets	10,740	684

LIABILITIES
Current
Accounts payable	625	-
Due to related party	34,446	7,169
Total liabilities	35,071	7,169

STOCKHOLDERS’ DEFICIT
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,160,000 common shares	3,160	3,160
(February 29, 2012 - 3,160,000)
Additional paid in capital	29,457	28,029
Deficit accumulated during the exploration stage	(56,948)	(37,674)
Total stockholders' deficit	(24,331)	(6,485)
Total liabilities and stockholders' deficit	10,740	684

– See Accompanying Notes –

PENOLA INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS

	Year ended February 28, 2013 - $ -	Year ended February 29, 2012 - $ -	May 7, 2010 (Inception) to February 28, 2013 - $ -

Expenses:
Office and general	12,446	2,169	15,007
Professional fees	5,400	25,534	32,621
Mining costs	-	-	7,703
	17,846	27,703	(55,331)
Other income (expense)
Interest	(1,428)	(189)	(1,617)
Net loss	(19,274)	(27,892)	(56,948)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of common shares outstanding	3,160,000	3,160,000

– See Accompanying Notes –

PENOLA INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

	Year ended February 28, 2013 - $ -	Year ended February 29, 2012 - $ -	May 7, 2010 (Inception) to February 28, 2013 - $ -
Cash Flows From Operating Activities
Net loss	(19,274)	(27,892)	(56,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	1,428	189	1,617
Impairment of mining costs	-	-	7,703
Net change in non-cash working capital balances:
Accounts payable	625	-	625

Net cash used in operating activities	10,056	(21,053)	(12,557)

Cash Flows from Investing Activities
Mineral property option	-	-	(7,703)
Net cash used in investing activities	-	-	(7,703)

Cash Flows From Financing Activities
Due to related party	27,277	6,650	34,446
Capital stock issued	-	-	31,000
Net cash provided by (used in) financing activities	-	-	31,000

Increase (Decrease) In Cash	10,056	(21,053)	10,740

Cash, beginning	684	21,737	-
Cash, ending	10,740	684	10,740

Supplementary Cash Flow Information
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes –

PENOLA INC. (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 7, 2010 (INCEPTION) TO FEBRUARY 28, 2013

	Shares Subscribed	Common Stock	Additional Paid in Capital	Accumulated Deficit	Total Equity (Deficit)

Balance, May 7, 2010	-	$-	$-	$-	$-
Common stock issued for cash at $0.001 per share	2,000,000	2,000	-	-	2,000
Common stock issued for cash at $0.025 per share – July 16, 2009 to February 28, 2011	1,160,000	1,160	27,840	-	29,000
Net loss	-	-	-	(9,782)	(9,782)
Balance, February 28, 2011	3,160,000	3,160	27,840	(9,782)	21,218
Imputed interest	-	-	189	-	189
Net loss	-	-	-	(27,892)	(27,892)
Balance, February 29, 2012	3,160,000	3,160	28,029	(37,674)	(6,485)
Imputed interest	-	-	1,428	-	1,428
Net loss	-	-	-	(19,274)	(19,274)
Balance, February 28, 2013	3,160,000	$3,160	$29,457	$(56,948)	$(24,331)

- See Accompanying Notes -

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is an exploration stage company and is currently seeking for new business opportunities.

Going concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $56,948 at February 28, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at February 28, 2013 or February 29, 2012, respectively.

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

Basic and diluted net income (loss) per common share
The Company computes net income (loss) per share in accordance with Financial Accounting Standards Codification (“ASC”) 260 “Earnings Per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) for the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to the basic loss per share.

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

Fair value of financial instruments
The Company adopted ASC 820 “Fair Value Measurements”. ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly for substantially the full term of the financial instrument.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of February 28, 2013 and February 29, 2012:

	Level 1	Level 2	Level 3
February 28, 2013	$-	$-	$-
February 29, 2012	$-	$-	$-

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

Exploration stage company
The Company complies with ASC 915 and Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an Exploration stage enterprise.

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

At February 28, 2013, the accumulated costs totalled $7,703. These costs have been expensed in a prior period.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the prior year, the Company issued 2,000,000 common shares at $0.001 per share to the Company's President for cash proceeds of $2,000. The Company owed $34,446 and $7,169 to the president and the director of the Company for funds advanced as of February 28, 2013 and February 29, 2012 respectively. Interest of $1,428 was imputed for the twelve months ended February 2013 and $189 was imputed for the year ended February, 29, 2012. This amount is unsecured, bears no interest and is payable on demand.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

NOTE 5 – INCOME TAXES

At February 28, 2013, the Company has estimated tax loss carry forwards for tax purpose of approximately $55,526, which expire by 2030. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2013	2012
Net loss carry forward	$55,526	$29,782
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	18,879	10,126
Change in valuation allowance	(18,879)	(10,126)
Income tax provision	$-	-

Components of deferred tax asset:
Non-capital tax loss carry forwards	$18,879	$10,126
Less: valuation allowance	(18,879)	(10,126)
Net deferred tax asset	$-	$-

The Company has not filed income tax returns since inception in the United States. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosure. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplemental information associated with foreign ownership, debt and equity position. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

NOTE 6- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance for potential recognition and disclosure in the financial statements and has determined there are none to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of February 28, 2013.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of February 28, 2013, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of February 28, 2013.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended February 28, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of February 28, 2013 are as follows:

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended February 28, 2013, our executive officers, directors and greater-than-ten percent stockholders complied have with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended February 28, 2013 and February 28, 2012:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended February 28, 2013 and February 28, 2012.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total($)

Filomena Gencarelli (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

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

The following table sets forth director compensation as of February 28, 2013:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Filomena Gencarelli	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of February 28, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,160,000 shares of our common stock issued and outstanding as of February 28, 2013.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares Owned Beneficially	Percent of Class Owned

Common Stock:	Ms. Filomena Gencarelli, President, President, Chief Executive Officer, Treasurer and Director	2,000,000	63.2%
All executive officers and directors as a group (1 person)		2,000,000	63.2%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Penola, Inc., 492 Gilbert Road, West Preston, Victoria 3072, Australia.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended February 28, 2013 the total fees charged to the company for audit services, including quarterly reviews were $5,400, for audit-related services were $0 and for tax services and other services were $0 and $0, respectively. For the year ended February 29, 2012 the total fees charged to the company for audit services, including quarterly reviews were $6,600, for audit-related services were $0 and for tax services and other services were $0 and $0, respectively.

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

_________________
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

PENOLA, INC.
(Name of Registrant)

Date: May 31, 2013	By:	/s/ Filomena Gencarelli
Name: Filomena Gencarelli
Title: President, Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

_________________
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