Form 10-Q
period 2013-05-31
Penola Inc.
filed 2013-07-19
CIK 1524774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-54901

PENOLA INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

492 Gilbert Road
West Preston, Victoria 3072, Australia
(Address of principal executive offices, zip code)

+61 (3) 9605 3907
 (Registrant’s telephone number, including area code)

________________________________
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
Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 31, 2013, there were 3,160,000 shares of common stock, $0.001 par value per share, outstanding.

PENOLA INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MAY 31, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements	4

		Balance Sheets as of May 31, 2013 (unaudited) and February 28, 2013.	4

		Statements of Operations for the three months ended May 31, 2013 and 2012 (unaudited), and for the period from May 7, 2010 (Inception) to May 31, 2013 (unaudited).	5

		Statements of Cash Flows for the three months ended May 31, 2013 and 2012 (unaudited), and the period from May 7, 2010 (Inception) through May 31, 2013 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

	Item 4.	Controls and Procedures.	21

Part II.	Other Information

	Item 1.	Legal Proceedings.	22

	Item 1A.	Risk Factors.	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

	Item 3.	Defaults Upon Senior Securities.	22

	Item 4.	Mine Safety Disclosures.	22

	Item 5.	Other Information.	22

	Item 6.	Exhibits.	23

Signatures			24

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PENOLA INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	May 31, 2013 (Unaudited) - $ -	February 28, 2013 (Audited) - $ -

ASSETS
Current
Cash	7,803	10,740
TOTAL ASSETS	7,803	10,740

LIABILITIES
Current
Accounts payable and accrued liabilities	625	625
Due to related party	34,845	34,446
TOTAL LIABILITIES	35,470	35,071

STOCKHOLDERS’ EQUITY (DEFICIT)
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,160,000 common shares	3,160	3,160
(February 28, 2013 - 3,160,000)
Additional paid up capital	30,150	29,457
Deficit accumulated during the exploration stage	(60,977)	(56,948)
TOTAL STOCKHOLDERS’ DEFICIT	(27,667)	(24,331)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	7,803	10,740

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended May 31, 2013 (Unaudited) - $ -	Three months ended May 31, 2012 (Unaudited) - $ -	Period from May 7, 2010 (Inception) to May 31, 2013 - $ -
Expenses
Office and general	337	4,080	15,343
Professional fees	3,000	3,000	35,621
Mining costs	-	-	7,703
Total expenses	3,337	7,080	58,667
Interest expense	693	292	2,310
NET LOSS	4,030	7,372	60,977

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	3,160,000	3,160,000

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended May 31, 2013 (Unaudited) - $ -	Three months ended May 31, 2012 (Unaudited) - $ -	Period from May 7, 2010 (Inception) to May 31, 2013 (Unaudited) - $ -

Cash Flows From Operating Activities
Net loss	(4,030)	(7,372)	(60,977)
Impairment of mining costs	-	-	7,703
Imputed interest expense	693	292	2,310
Net change in non-cash working capital balances:
Accounts payable and accruals	-	1,804	625
Due to related party	400	9,648	34,845
Net cash provided by (used in) operations	(2,937)	4,372	(15,494)

Cash flows from Investing Activities
Mineral property option	-	-	(7,703)
Net cash used in investing activities	-	-	(7,703)
Cash Flows From Financing Activities
Capital stock issued	-	-	31,000
Net cash provided by financing activities	-	-	31,000

Increase (Decrease) In Cash	(2,937)	4,372	7,803

Cash, beginning	10,740	684	-
Cash, ending	7,803	5,056	7,083

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2013
(Unaudited)

1.            NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is an exploration stage company and is currently seeking for new business opportunities.

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended February 28, 2013, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending February 28, 2014.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $60,977 at May 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has plans to seek additional capital through a private placement of its common stock or further director loans as needed. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at May 31, 2013 or February 28, 2013, respectively.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of May 31, 2013 and February 28, 2013:

	Level 1	Level 2	Level 3
May 31, 2013	-	-	-
February 28, 2013	-	-	-

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

3.            Related Party Transactions

In a prior year, the Company issued 2,000,000 common shares at $0.001 per share to the Company's President for cash proceeds of $2,000.  The Company owed $34,845 and $34,446 to the president and the director of the Company for funds advanced as of May 31, 2013 and February 28, 2013 respectively.  Interest of $693 was imputed for the three months ended May 31, 2013 and $1,428 was imputed for the year ended February 28, 2013.  This amount is unsecured, bears no interest and is payable on demand.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

4.            Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through to the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the condensed consolidated financial statements of Penola Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 28, 2013 audited financial statements and related notes included in the Company’s most recent Annual report on Form 10-K, as amended (File No. 000-54901; the Form 10-K), for the year ended February 28, 2013, as filed with the SEC on May 31, 2013. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW

Penola Inc. (the “Company” or “we”) was incorporated in the State of Nevada on May 7, 2010 and has a fiscal year end of February 28. It is an exploration-stage Company.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we complete the financing described in our Registration Statement on Form S-1, as amended (File No. 333-175529), declared effective by the SEC on November 15, 2012 and implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to May 31, 2013, we raised a total of $31,000 from private offerings of our common stock.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at May 31, 2013 or February 28, 2013, respectively.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of May 31, 2013 and February 28, 2013:

	Level 1	Level 2	Level 3

May 31, 2013	-	-	-
February 28, 2013	-	-	-

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

•
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 has not had a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 has not had a material impact on our financial position or results of operations.

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

We plan to commence Phase 1 of the exploration program on the prospects in the fall of 2013. We expect this phase to take 7 days to complete and an additional one to two months for the geologist to prepare his report. The above program costs are management’s estimates based upon the recommendations of the consulting geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

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

Results of Operations

Three-Month Periods Ended May 31, 2013 and 2012, and the Period from May 7, 2010 (Inception) to May 31, 2013.

We recorded no revenues for the three-months ended May 31, 2013 or 2012. From the period of May 7, 2010 (inception) to May 31, 2013, we also recorded no revenues.

Office and general expenses were $337, $3,000 of professional fees were incurred for the three months ending May 31, 2013, and interest expense was $693. For the three months ending May 31, 2012, office and general expenses were $4,080, professional fees were $3,000, and interest expense was $292.

For the period from May 7, 2010 (Inception) to May 31, 2013, office and general expenses were $15,343, professional fees were $35,621, and mining costs were $7,703.

From the period of May 7, 2010 (inception) to May 31, 2013, we incurred a net loss of $58,667 and an accumulated deficit of $60,997.

Liquidity and Capital Resources

At May 31, 2013, we had a cash balance of $337. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of May 31, 2013.

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

PENOLA INC.
(Name of Registrant)

Date: July 19, 2013	By:	/s/ Lena Gencarelli
Name: Lena Gencarelli
Title: President and Chief Executive Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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