Form 10-Q
period 2013-08-31
Penola Inc.
filed 2014-01-21
CIK 1524774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File No. 000-54901

PENOLA INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

492 Gilbert Road
West Preston, Victoria 3072, Australia
(Address of principal executive offices, zip code)

+61 (3) 9605 3907
 (Registrant’s telephone number, including area code)

_______________________________________________
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

As of August 31, 2013, there were 3,160,000 shares of common stock, $0.001 par value per share, outstanding.

PENOLA INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED AUGUST 31, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements	4

		Balance Sheets as of August 31, 2013 (unaudited) and February 28, 2013.	5

		Statements of Operations for the three months ended August 31, 2013 and 2012 (unaudited), for the six months ended August 31, 2013 and 2012 (unaudited), and for the period from May 7, 2010 (Inception) to August 31, 2013 (unaudited).	6

		Statements of Cash Flows for the six months ended August 31, 2013 and 2012 (unaudited), and the period from May 7, 2010 (Inception) through August 31, 2013 (unaudited).	7

		Notes to Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	21

	Item 4.	Controls and Procedures.	21

Part II.	Other Information

	Item 1.	Legal Proceedings.	22

	Item 1A.	Risk Factors.	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

	Item 3.	Defaults Upon Senior Securities.	22

	Item 4.	Mine Safety Disclosures.	22

	Item 5.	Other Information.	22

	Item 6.	Exhibits.	23

Signatures			24

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Penola Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PENOLA INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SIX MONTHS ENDED AUGUST 31, 2013

PENOLA INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	August 31, 2013 (Unaudited) - $ -	February 28, 2013 - $ -

ASSETS
Current
Cash	1,242	10,740
TOTAL ASSETS	1,242	10,740

LIABILITIES
Current
Accounts payable and accrued liabilities	-	625
Due to related parties	38,845	34,446
TOTAL LIABILITIES	38,845	35,071

STOCKHOLDERS’ DEFICIT
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,160,000 common shares	3,160	3,160
(February 28, 2013 - 3,160,000)
Additional paid up capital	30,843	29,457
Deficit accumulated during the exploration stage	(71,606)	(56,948)
TOTAL STOCKHOLDERS’ DEFICIT	(37,603)	(24,331)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,242	10,740

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended August 31, 2013 - $ -	Three months ended August 31, 2012 - $ -	Six months ended August 31, 2013 - $ -	Six months ended August 31, 2012 - $ -	May 7, 2010 (Inception) to August 31, 2013 - $ -

Office and general	5,384	1,724	5,721	6,096	20,727
Professional fees	4,552	1,200	7,552	4,200	40,173
Mining costs	-	-	-	-	7,703
Total expenses	9,936	2,924	13,273	10,296	68,603
Interest expense	693	-	1,386	-	3,003
NET LOSS	10,629	2,924	14,659	10,296	71,606

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	3,160,000	3,160,000	3,160,000	3,160,000

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended August 31, 2013 (Unaudited) - $ -	Six months ended August 31, 2012 (Unaudited) - $ -	Period from May 7, 2010 (Inception) to August 31, 2013 (Unaudited) - $ -

Cash Flows From Operating Activities
Net loss	(14,659)	(10,296)	(71,606)
Impairment of mining costs	-	-	7,703
Imputed interest expense	1,386	651	3,003
Net change in non-cash working capital balances:
Accounts payable and accruals	(625)	858	-
Net cash provided by (used in) operations	(9,498)	2,952	(22,055)

Cash flows from Investing Activities
Mineral property option	-	-	(7,703)
Net cash used in investing activities	-	-	(7,703)

Cash Flows From Financing Activities
Capital stock issued	-	-	31,000
Due to related party	4,400	11,739	38,845
Net cash provided by financing activities	4,400	11,739	69,845

Increase (Decrease) In Cash	(9,498)	2,952	1,242

Cash, beginning	10,740	684	-
Cash, ending	1,242	3,636	1,242

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2013
(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is an exploration stage company and is currently seeking for new business opportunities.

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended February 28, 2013, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending February 28, 2014.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $71,606 at August 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at August 31, 2013 or February 28, 2013, respectively.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of August 31, 2013 and February 28, 2013:

	Level 1	Level 2	Level 3
August 31, 2013	-	-	-
February 28, 2013	-	-	-

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

Change in management

Effective July 22, 2013, (a) Lena Gencarelli resigned as the Company’s sole director, and President, and (b) Stuart Carnie was appointed as the Company’s Chief Executive Officer and Director;

3. Related Party Transactions

	August 31, 2013 - $-	February 28, 2013 - $-
In a prior year, the Company issued 2,000,000 common shares at $0.001 per share to the Company’s former President and Director for cash	2,000	2,000
Amount owing to the Company’s current President and Director for funds advanced	4,000	-
Amount owing to the Company’s former President and Director for funds advanced	34,845	34,845
Imputed interest	1,386	1,428

The amounts owing are unsecured, bear no interest and are payable on demand.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Penola Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 28, 2013 audited financial statements and related notes included in the Company’s most recent Annual report on Form 10-K, as amended (File No. 000-54901; the Form 10-K), for the year ended February 28, 2013, as filed with the SEC on May 31, 2013. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to August 31, 2013, we raised a total of $31,000 from private offerings of our common stock.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at August 31, 2013 or February 28, 2013, respectively.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of August 31, 2013 and February 28, 2013:

	Level 1	Level 2	Level 3
August 31, 2013	-	-	-
February 28, 2013	-	-	-

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

Effective July 22, 2013, (a) Lena Gencarelli resigned as the Company’s sole director, and President, and (b) Stuart Carnie was appointed as the Company’s Chief Executive Officer and Director;

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

We plan to commence Phase 1 of the exploration program on the prospects in the winter of 2013-2014. We expect this phase to take 7 days to complete and an additional one to two months for the geologist to prepare his report. The above program costs are management’s estimates based upon the recommendations of the consulting geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

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

Results of Operations

Three-month and Six-month Periods Ended August 31, 2013 and 2012, and the Period from May 7, 2010 (Inception) to August 31, 2013.

We recorded no revenues for the three-months ended August 31, 2013 or 2012. From the period of May 7, 2010 (inception) to August 31, 2013, we also recorded no revenues.

For the three months ending August 31, 2013, office and general expenses were $5,384, professional fees were $4,552, and interest expense was $693. For the three months ending August 31, 2012, office and general expenses were $1,724, professional fees were $1,200, and interest expense was nil.

For the six months ending August 31, 2013, office and general expenses were $5,721, professional fees were $7,552, and interest expense was $1,386. For the six months ending August 31, 2012, office and general expenses were $6,069, professional fees were $4,200, and interest expense was nil.

For the period from May 7, 2010 (Inception) to August 31, 2013, total expenses were $68,603, and interest expense was $3,003.

From the period of May 7, 2010 (inception) to August 31, 2013, we incurred a net loss and have an accumulated deficit of $71,606.

Liquidity and Capital Resources

At August 31, 2013, we had a cash balance of $1,242. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of August 31, 2013.

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

PENOLA INC.
(Name of Registrant)

Date: January 21, 2014	By:	/s/ Stuart Carnie
Name: Stuart Carnie
Title: President (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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