Form 10-Q
period 2013-11-30
Penola Inc.
filed 2014-01-24
CIK 1524774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

As of November 30, 2013, there were 3,160,000 shares of common stock, $0.001 par value per share, outstanding.

PENOLA INC.
(An Exploration Stage Company)
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED NOVEMBER 30, 2013

INDEX

Index			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Balance Sheets as of November 30, 2013 (unaudited) and February 28, 2013.	4

		Statements of Operations for the three months ended November 30, 2013 and 2012 (unaudited), for the nine months ended November 30, 2013 and 2012 (unaudited), and for the period from May 7, 2010 (Inception) to November 30, 2013 (unaudited).	5

		Statements of Cash Flows for the nine months ended November 30, 2013 and 2012 (unaudited), and the period from May 7, 2010 (Inception) through November 30, 2013 (unaudited).	6

		Notes to Financial Statements (unaudited).	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

	Item 4.	Controls and Procedures.	20

Part II.	Other Information

	Item 1.	Legal Proceedings.	21

	Item 1A.	Risk Factors.	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

	Item 3.	Defaults Upon Senior Securities.	21

	Item 4.	Mine Safety Disclosures.	21

	Item 5.	Other Information.	21

	Item 6.	Exhibits.	22

Signatures			23

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PENOLA INC. (An Exploration Stage Company) BALANCE SHEETS (Unaudited)

	November 30, 2013 (Unaudited) - $ -	February 28, 2013 - $ -

ASSETS
Current
Cash	324	10,740
TOTAL ASSETS	324	10,740

LIABILITIES
Current
Accounts payable and accrued liabilities	-	625
Due to related parties	38,265	34,446
TOTAL LIABILITIES	38,265	35,071

STOCKHOLDERS’ DEFICIT
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,160,000 common shares	3,160	3,160
(February 28, 2013 - 3,160,000)
Additional paid up capital	31,663	29,457
Deficit accumulated during the exploration stage	(72,764)	(56,948)
TOTAL STOCKHOLDERS’ DEFICIT	(37,941)	(24,331)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	324	10,740

– See Accompanying Notes –

PENOLA INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended November 30, 2013 - $ -	Three months ended November 30, 2012 - $ -	Nine months ended November 30, 2013 - $ -	Nine months ended November 30, 2012 - $ -	May 7, 2010 (Inception) to November 30, 2013 - $ -
Office and general	338	187	6,060	6,660	21,065
Professional fees	-	-	7,551	4,200	40,173
Mining costs	-	-	-	-	7,703
Total expenses	338	187	13,611	10,860	68,941
Interest expense	820	-	2,206	-	3,823
NET LOSS	1,158	187	15,817	10,860	72,764

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding	3,160,000	3,160,000	3,160,000	3,160,000

– See Accompanying Notes –

PENOLA INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended November 30, 2013 (Unaudited) - $ -	Nine months ended November 30, 2012 (Unaudited) - $ -	Period from May 7, 2010 (Inception) to November 30, 2013 (Unaudited) - $ -

Cash Flows From Operating Activities
Net loss	(15,817)	(10,860)	(72,764)
Impairment of mining costs	-		7,703
Imputed interest expense	2,206	1,029	3,823
Net change in non-cash working capital balances:
Accounts payable and accruals	(625)	858	-
Net cash provided by (used in) operations	(14,236)	(8,973)	(61,238)

Cash flows from Investing Activities
Mineral property option	-	-	(7,703)
Net cash used in investing activities	-	-	(7,703)

Cash Flows From Financing Activities
Capital stock issued	-	-	31,000
Due to related party	3,820	11,738	38,265
Net cash provided by financing activities	3,820	11,738	69,265

Increase (Decrease) In Cash	(10,416)	2,765	324

Cash, beginning	10,740	684	-
Cash, ending	324	3,449	324

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

– See Accompanying Notes –

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2013
(Unaudited)

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is an exploration stage company and is currently seeking for new business opportunities.

Unaudited Interim Financial Statements
These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended February 28, 2013, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending February 28, 2014.

Going Concern
These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $72,764 at November 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at November 30, 2013 or February 28, 2013, respectively.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2013 and February 28, 2013:

	Level 1	Level 2	Level 3
November 30, 2013	-	-	-
February 28, 2013	-	-	-

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

Change in management

Effective July 22, 2013, (a) Lena Gencarelli resigned as the Company’s sole director, and President, and (b) Stuart Carnie was appointed as the Company’s Chief Executive Officer and Director.

3.           Related Party Transactions

	November 30, 2013 - $-	February 28, 2013 - $-
In a prior year, the Company issued 2,000,000 common shares at $0.001 per share to the Company’s former President and Director for cash	2,000	2,000
Amount owing to the Company’s current President and Director for funds advanced	4,000	-
Amount owing to the Company’s former President and Director for funds advanced	34,265	34,845
Imputed interest	2,206	1,428

The amounts owing are unsecured, bear no interest and are payable on demand.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

4.           Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through to the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our activities have been financed primarily from the proceeds of share subscriptions. From our inception to November 30, 2013, we raised a total of $31,000 from private offerings of our common stock.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at November 30, 2013 or February 28, 2013, respectively.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2013 and February 28, 2013:

	Level 1	Level 2	Level 3
November 30, 2013	-	-	-
February 28, 2013	-	-	-

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

We plan to commence Phase 1 of the exploration program on the prospects in the spring of 2014. We expect this phase to take 7 days to complete and an additional one to two months for the geologist to prepare his report. The above program costs are management’s estimates based upon the recommendations of the consulting geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Management will rely on the consulting geologist’s recommendations in making a decision to proceed with Phase 2. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the spring of 2014. We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

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

Results of Operations

Three-month and Nine-month Periods Ended November 30, 2013 and 2012, and the Period from May 7, 2010 (Inception) to November 30, 2013.

We recorded no revenues for the three-months ended November 30, 2013 or 2012. From the period of May 7, 2010 (inception) to November 30, 2013, we also recorded no revenues.

For the three months ending November 30, 2013, total expenses were $338, consisting solely of office and general expenses, and interest expense was $820. For the three months ending August 31, 2012, total expenses were $187, consisting solely of office and general expenses, and interest expense was nil.

For the nine months ending November 30, 2013, total expenses were $13,611, consisting of office and general expenses of $6,060 and professional fees of $7,551, and interest expense was $2,206. For the nine months ending August 31, 2012, total expenses were $10,860, consisting of office and general expenses of $6,660, professional fees of $4,200, and interest expense was nil.

For the period from May 7, 2010 (Inception) to November 30, 2013, total expenses were $68,941, and interest expense was $3,003.

From the period of May 7, 2010 (inception) to November 30, 2013, we incurred a net loss and have an accumulated deficit of $72,764.

Liquidity and Capital Resources

At November 30, 2013, we had a cash balance of $324. We do not have sufficient cash on hand to commence Phase 1 of our exploration program or to fund our ongoing operational expenses beyond 12 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal quarter covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2013.

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
________________
*Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-175529), as filed with the Securities and Exchange Commission on July 13, 2011.

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

PENOLA INC.
(Name of Registrant)

Date: January 24, 2014	By:	/s/ Stuart Carnie
Name: Stuart Carnie
Title: President (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________________
*Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-175529), as filed with the Securities and Exchange Commission on July 13, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.