Form 10-K
period 2014-02-28
Penola Inc.
filed 2014-05-29
CIK 1524774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

Commission File No. 000-54901

PENOLA, INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

492 Gilbert Road
West Preston, Victoria 3072, Australia
(Address of principal executive offices, zip code)

+61 (3) 9605-3907
(Registrant’s telephone number, including area code)

____________________________________________________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At May 31, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $27,840. At February 28, 2014, the end of the Registrant’s most recently completed fiscal year, and at May 28, 2014, there were 3,160,000 shares of the Registrant’s common stock, par value $0.001 per share, outstanding.

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

Filomena Gencarelli served as our sole Director, President and Chief Executive Officer, Secretary and Treasurer, from May 7, 2010 through August 15, 2013 and from May 12, 2014 the date of filing of this Form 10-K.

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

Since our inception, we have not earned any revenues to date and our accumulated losses are $56,948 at February 28, 2014. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is our geology report prepared by Gregory Curnow, B. SC (Geology), M AusIMM, dated October 7, 2010.

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

●	Olympio Formation
●	Biscay Formation
●	Saunders Creek Formation
●	Ding Dong Downs Volcanics

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

HOLDERS

As of May 28, 2014, the Company had 3,160,000 shares of our common stock issued and outstanding held by 11 holders of record.

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

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended February 28, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We have generated no revenues since inception.

For the year ended February 28, 2014, we incurred $21,596 in operating expenses, comprised of $11,452 in professional fees, and $10,144 in office and general costs. Additionally, we had interest expense of $3,031 for the year ended February 28, 2014.

For the year ended February 28, 2013, we incurred $19,274 in operating expenses, comprised of $5,400 in professional fees, and $12,446 in office and general costs. Additionally, we had interest expense of $1,428 for the year ended February 28, 2013.

Our net loss since inception (May 7, 2010) through February 28, 2014 was $81,574. The following table provides selected financial data about our company for the years ended February 28, 2014 and 2013.

Balance Sheet Data	February 28, 2014	February 28, 2013
Cash and Cash Equivalents	$1,336	$10,740
Total Assets	$1,336	$10,740
Total Liabilities	$47,262	$35,071
Shareholders’ Equity (deficit)	$(45,926))	$(24,331)

GOING CONCERN

Penola, Inc. is an exploration stage company and currently has minimal operations. Our independent auditor has issued an audit opinion for Penola, Inc. which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at February 28, 2014 was $1,336 with $47,262 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $230,508. If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next six months.

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

We plan to commence Phase 1 of the exploration program on the claim in summer 2014. We expect this phase to take two weeks to complete and an additional one to two months for the geologist to prepare his report.

The above program costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. Subject to the results of phase 1, we anticipate commencing with phase 2 in fall 2014. We will require additional funding to proceed with phase 3 work on the claim; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

PENOLA INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Penola Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Penola Inc. (An Exploration Stage Company) as of February 28, 2014 and February 28, 2013, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the periods then ended, and for the period from May 7, 2010 (inception) through February 28, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penola Inc. (An Exploration Stage Company) as of February 28, 2014 and February 28, 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
May 29, 2014

PENOLA INC. (An Exploration Stage Company) BALANCE SHEETS

	February 28, 2014	February 28, 2013
	- $ -	- $ -
ASSETS
Current
Cash	1,336	10,740
Total assets	1,336	10,740

LIABILITIES
Current
Accounts payable and accrued liabilities	997	625
Due to related parties	46,265	34,446
Total liabilities	47,262	35,071

STOCKHOLDERS’ DEFICIT
Authorized:
75,000,000 common shares With a par value of $0.001	-	-
Issued and Outstanding:
3,160,000 common shares
(February 28, 2013 - 3,160,000)	3,160	3,160
Additional paid up capital	32,488	29,457
Deficit accumulated during the exploration stage	(81,574)	(56,948)
Total stockholders’ deficit	(45,926)	(24,331)
Total liabilities and stockholders’ deficit	1,336	10,740

– See Accompanying Notes –

PENOLA INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS

	Year ended February 28, 2014	Year ended February 28, 2013	May 7, 2010 (Inception) to February 28, 2014
	- $ -	- $ -	- $ -

Office and general	10,143	12,446	25,150
Professional fees	11,452	5,400	44,073
Mining costs	-	-	7,703
Total expenses	21,595	17,846	76,926
Interest expense	(3,031)	(1,428)	(4,648)
NET LOSS	(24,626)	(19,274)	(81,574)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of common shares outstanding	3,160,000	3,160,000

– See Accompanying Notes –

PENOLA INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS

	Year ended February 28, 2014	Year ended February 28, 2013	Period from May 7, 2010 (Inception) to February 28, 2014
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(24,626)	(19,274)	(81,574)
Impairment of mining costs	-		7,703
Imputed interest	3,031	1,428	4,648
Net change in non-cash working capital balances:
Accounts payable	371	625	997
Net cash used in operations	(21,224)	(17,221)	(68,226)

Cash flows from Investing Activities
Mineral property option	-	-	(7,703)
Net cash used in investing activities	-	-	(7,703)
Cash Flows From Financing Activities
Capital stock issued	-	-	31,000
Due to related party	11,820	27,277	46,265
Net cash provided by financing activities	11,820	27,277	77,265

Increase (Decrease) In Cash	(9,404)	10,056	1,336

Cash, beginning	10,740	684	-
Cash, ending	1,336	10,740	1,336

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

PENOLA INC. (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 7, 2010 (INCEPTION) TO FEBRUARY 28, 2014

	Shares Subscribed	Common Stock	Additional Paid in Capital	Accumulated Deficit		Total Equity (Deficit)
Balance, May 7, 2010	-	$-	$-		$-	$-
Common stock issued for cash at $0.001 per share	2,000,000	2,000	-		-	2,000
Common stock issued for cash at $0.025 per share – July 16, 2009 to February 28, 2011	1,160,000	1,160	27,840		-	29,000
Net loss	-	-	-		(9,782)	(9,782)
Balance, February 28, 2011	3,160,000	3,160	27,840		(9,782)	21,218
Imputed interest	-	-	189		-	189
Net loss	-	-	-		(27,892)	(27,892)
Balance, February 29, 2012	3,160,000	3,160	28,029		(37,674)	(6,485)
Imputed interest	-	-	1,428		-	1,428
Net loss	-	-	-		(19,274)	(19,274)
Balance, February 28, 2013	3,160,000	3,160	29,457		(56,948)	(24,331)
Imputed interest	-	-	3,031		-	3,031
Net loss	-	-	-		(24,626)	(24,626)
Balance, February 28, 2014	3,160,000	$3,160	$32,488	$	(81,574)	$(45,926)

- See Accompanying Notes -

PENOLA INC.
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2014

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is an exploration stage company and is currently seeking for new business opportunities.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $81,574 at February 28, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at February 28, 2014 or February 28, 2013, respectively.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of February 28, 2014 and February 28, 2013:

	Level 1	Level 2	Level 3
February 28, 2014	-	-	-
February 28, 2013	-	-	-

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

Recent accounting pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Change in management

Effective July 22, 2013, (a) Lena Gencarelli resigned as the Company’s sole director, and president, and (b) Stuart Carnie was appointed as the Company’s sole director and president. Effective May 12, 2014, Stuart Carnie resigned as the Company’s sole director and president and Lena Gencarelli was reappointed as the Company’s president and sole director.

3.	Related Party Transactions

In the prior year, the Company issued 2,000,000 common shares at $0.001 per share to the Company’s President for cash proceeds of $2,000. The Company owed $34,446 and $34,446 to the president and the director of the Company for funds advanced as of February 28, 2014 and February 28, 2013 respectively. In addition, the Company owed $12,000 and $Nil to the former president and former director of the Company for funds advanced as of February 28, 2014, and February 28, 2013 respectively. Interest of $3,031 was imputed for the twelve months ended February 28, 2014, and $1,428 was imputed for the year ended February 28, 2013. These amounts are unsecured, bear no interest and are payable on demand.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

4.	Income Taxes

At February 28, 2014, the Company has estimated tax loss carry forwards for tax purpose of approximately $78,543, which expire by 2030. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2014 -$-	2013 -$-
Net loss carry forward	78,543	55,256
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	26,705	18,879
Change in valuation allowance	(26,705)	(18,879)
Income tax provision		-

5.	Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through to the date of issuance of the audited financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of February 28, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of February 28, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President, Chief Executive Officer, Secretary, Treasurer and Director, who also serves as our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of February 28, 2014.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended February 28, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of February 28, 2014 are as follows:

Name	Age	Positions and Offices

Ms. Filomena Gencarelli	64	President, Chief Executive Officer, Treasurer and Director

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

FILOMENA GENCARELLI

Ms. Gencarelli has served as our President, Chief Executive Officer, Secretary and sole Director from our formation on May 7, 2010 to August 15, 2013, and since May 12, 2014. Since 2001, Ms. Gencarelli has owned and operated Illura Corporate Services Limited, a company which provides corporate administrative and commercial services to various companies. As Principal of Illura, Ms. Gencarelli has been instrumental in working with local government and staff to restructure and multi-skill a number of private companies as well as providing advisory services for the structuring of mining resource companies. Ms. Gencarelli has had over 30 years experience in implementing motivational inductions and training programs, administration management and community development projects for companies. Ms. Gencarelli is a graduate of St Josephs Convent, Bunbury, Western Australia, where she earned a Leaving Certificate (tertiary entrance exam) 1965. In 1966, Ms. Gencarelli graduated from Bunbury Technical College, Western Australia, where she earned a Diploma in Administration and Business Practices in 1966.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended February 28, 2014, our executive officers, directors and greater-than-ten percent stockholders complied have with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended February 28, 2014 and February 28, 2013:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended February 28, 2014 and February 28, 2013.

						Non-Equity
						Incentive	Nonqualified
Name and				Stock	Option	Plan	Deferred	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Compensation ($)	Total ($)

Filomena	2014	0	0	0	0	0	0	0	0
Gencarelli (1)	2013	0	0	0	0	0	0	0	0

Stuart Carnie (2)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

(1) President and Chief Executive Officer, Secretary, Treasurer and Director from May 7, 2010 until August 15, 2013, and since May 12, 2014.

(2) President, Secretary, Treasurer and Director from August 15, 2013 until May 12, 2014.

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

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with its sole officer and director, Filomena Gencarelli.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of February 28, 2014:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)

Filomena Gencarelli	0	0	0	0	0	0	0

Stuart Carnie	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of February 28, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,160,000 shares of our common stock issued and outstanding as of February 28, 2014. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares Owned	Percent of Class
Title of Class	of Beneficial Owner (1)	Beneficially	Owned

Common Stock:	Ms. Filomena Gencarelli, President, President, Chief Executive Officer, Treasurer and Director	2,000,000	63.2%

All executive officers and directors as a group (1 person)		2,000,000	63.2%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Penola, Inc., 492 Gilbert Road, West Preston, Victoria 3072, Australia.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended February 28, 2014 the total fees charged to the company for audit services, including quarterly reviews were $5,400 for audit-related services were $0, and for tax services and other services were $0 and $0, respectively. For the year ended February 28, 2013 the total fees charged to the company for audit services, including quarterly reviews were $5,400, for audit-related services were $0, and for tax services and other services were $0 and $0, respectively.

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

PENOLA, INC.
(Name of Registrant)

Date: May 29, 2014	By:	/s/ Filomena Gencarelli
Filomena Gencarelli
President, Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-175529), filed with the Commission on July 13, 2011.