Form 10-Q
period 2014-05-31
Penola Inc.
filed 2014-11-28
CIK 1524774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of May 31, 2014, there were 3,160,000 shares of common stock, $0.001 par value per share, outstanding.

PENOLA INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MAY 31, 2014

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of May 31, 2014 (unaudited) and February 28, 2014.	5

	Statements of Operations for the three months ended May 31, 2014 and 2013 (unaudited), and for the period from May 7, 2010 (Inception) to May 31, 2014 (unaudited).	6

	Statements of Cash Flows for the three months ended May 31, 2014 and 2013 (unaudited), and the period from May 7, 2010 (Inception) through May 31, 2014 (unaudited).	7

	Notes to Financial Statements (unaudited).	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	18

Part II. Other Information

Item 1.	Legal Proceedings.	19

Item 1A.	Risk Factors.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	19

Item 4.	Mine Safety Disclosures.	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	20

Signatures		21

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

3

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PENOLA INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2014

PENOLA INC. (An Exploration Stage Company) BALANCE SHEETS (Unaudited)

	May 31, 2014 (Unaudited) - $ -	February 28, 2014 (Audited) - $ -

ASSETS
Current
Cash	2,360	1,336
TOTAL ASSETS	2,360	1,336

LIABILITIES
Current
Accounts payable and accrued liabilities	997	997
Due to related party	53,289	46,265
TOTAL LIABILITIES	54,286	47,262

STOCKHOLDERS’ DEFICIT
Authorized:
75,000,000 common shares
With a par value of $0.001
Issued and Outstanding:
3,160,000 common shares	3,160	3,160
(November 26, 2014 - 3,160,000)
Additional paid up capital	33,522	32,488
Deficit accumulated during the exploration stage	(88,608)	(81,574)
TOTAL STOCKHOLDERS’ DEFICIT	(51,926)	(45,926)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	2,360	1,336

– See Accompanying Notes –

PENOLA INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended May 31, 2014 (Unaudited) - $ -	Three months ended May 31, 2013 (Unaudited) - $ -	Period from May 7, 2010 (Inception) to May 31, 2014 - $ -
Expenses
Office and general	3,000	337	28,150
Professional fees	3,000	3,000	47,073
Mining costs	-	-	7,703
Total expenses	6,000	3,337	82,926
Interest expense	1,034	693	5,682
NET LOSS	7,034	4,030	88,608

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of common shares outstanding	3,160,000	3,160,000

– See Accompanying Notes –

PENOLA INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended May 31, 2014 (Unaudited) - $ -	Three months ended May 31, 2013 (Unaudited) - $ -	Period from May 7, 2010 (Inception) to May 31, 2014 (Unaudited) - $ -
Cash Flows From Operating Activities
Net loss	(7,034)	(4,030)	(88,608)
Impairment of mining costs		-
Imputed interest expense	1,034	693	5,682
Net change in non-cash working capital balances:
Accounts payable and accruals	-	-	997
Net cash provided by (used in) operations	(6,000)	(3,337)	(81,929)

Cash flows from Investing Activities
Mineral property option	-	-	(7,703)
Net cash used in investing activities	-	-	(7,703)
Cash Flows From Financing Activities
Capital stock issued	-	-	36,682
Due to related party	7,024	400	55,310
Net cash provided by financing activities	7,024	400	91,992

Increase (Decrease) In Cash	1,024	(2,937)	2,360

Cash, beginning	1,336	10,740
Cash, ending	2,360	7,803	2,360

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

PENOLA INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2014

(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is an exploration stage company and is currently seeking for new business opportunities.

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended February 28, 2014, included in the Company’s Form S-1 and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form S-1. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ending February 28, 2015.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $88,607 at May 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $2,360 at May 31, 2014 and $1,336 at February 28, 2014.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of May 31, 2014 and February 28, 2014:

	Level 1	Level 2	Level 3
May 31, 2014	-	-	-
February 28, 2014	-	-	-

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

Recent accounting pronouncements

New accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") that are adopted by the Company as of the specified effective date. If not discussed below, management believes there have been no developments to recently issued accounting standards, including expected dates of adoption and estimated effects on our financial statements, from those disclosed in our Annual Report on Form 10-K for the year ended February 28, 2014.

Change in management

Effective July 22, 2013, (a) Lena Gencarelli resigned as the Company’s sole director, and president, and (b) Stuart Carnie was appointed as the Company’s sole director and president. Effective May 12, 2014, Stuart Carnie resigned as the Company’s sole director and president and Lena Gencarelli was reappointed as the Company’s president and sole director. Effective June 12, 2014 Lena Gencarelli resigned as the Company’s president and sole director and Nicholas Soo was appointed as the Company’s president and sole director.

3.	Related Party Transactions

In a prior year, the Company issued 2,000,000 common shares at $0.001 per share to the Company’s President for cash proceeds of $2,000. The Company owed $9,024 and $Nil to the president and the director of the Company for funds advanced as of May 31, 2014 and February 28, 2014 respectively. In addition, the Company owed $44,265 and $46,265 to former presidents and former directors of the Company for funds advanced as of May 31, 2014, and February 28, 2014 respectively. Interest of $1,034 was imputed for the three months ended May 31, 2014, and $693 was imputed for the three months ended May 31, 2013. These amounts are unsecured, bear no interest and are payable on demand.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

4.	Income Taxes

At May 31, 2014, the Company has estimated tax loss carry forwards for tax purpose of approximately $88,587, which expire by 2030. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2014 - $ -	2013 - $ -
Net loss carry forward	88,607	55,256
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	26,705	18,879
Change in valuation allowance	(26,705)	(18,879)
Income tax provision		-

5.	Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through to the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Penola Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 28, 2014 audited financial statements and related notes included in the Company’s most recent Annual report on Form 10-K, as amended (File No. 000-54901; the Form 10-K), for the year ended February 28, 2014, as filed with the SEC on May 29, 2014. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Penola Inc. (the “Company” or “we”) was incorporated in the State of Nevada on May 7, 2010 and has a fiscal year end of February 28. It is an exploration-stage Company. On July 6, 2010, we purchased an option to acquire a 100% undivided interest in a mineral claim known as Exploration License 80/3757 located in Halls Creek Shire, in the Kimberly region of Western Australia and known as the Halls Creek Property, for a price of AUD$7,000 (US$7,703). The mineral claim underlying the option was granted by the Department of Mines and Petroleum, Western Australia, on July 16, 2010. Our option to acquire the mineral claim expired on July 6, 2014.

Going Concern

To date the Company has no operations or revenues and consequently has incurred recurring losses from operations. No revenues are anticipated until we implement our initial business plan. The ability of the Company to continue as a going concern is dependent on raising capital to fund our business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Our activities have been financed primarily from the proceeds of share subscriptions and related-party loans. From our inception to May 31, 2014, we raised a total of $31,000 from private offerings of our common stock. The Company owed $9,024 to the President and sole director of the Company for funds advanced as of May 31, 2014 and February 28, 2014 respectively. In addition, the Company owed $44,265 to the former president of the Company for funds advanced as of May 31, 2014.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company cash equivalents of $2,360 and $1,336 at May 31, 2014 or February 28, 2014, respectively.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of May 31, 2014 and February 28, 2014:

	Level 1	Level 2	Level 3
May 31, 2014	-	-	-
February 28, 2014	-	-	-

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

Exploration-stage company

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

Results of Operations

Three-month Periods Ended May 31, 2014 and 2013, and the Period from May 7, 2010 (Inception) to May 31, 2014.

We recorded no revenues for the three-months ended May 31, 2014 or 2012. From the period of May 7, 2010 (inception) to May 31, 2014, we also recorded no revenues.

For the three months ending May 31, 2014, total expenses were $7,034, consisting of office and general expenses of $3,000, professional fees of $3,000. Interest expense for the three months ended May 31, 2014 was $1,034. For the three months ending May 31, 2013, total expenses were $4,030, consisting solely of office and general expenses of $337 and professional fees of $3,000. Interest expense for the three month ended May 31, 2013 was $693.

For the period from May 7, 2010 (Inception) to May 31, 2014, total expenses were $82,926, and interest expense was $5,682.

Liquidity and Capital Resources

At May 31, 2014, we had a cash balance of $2,360. We do not have sufficient cash on hand fund our ongoing operational expenses beyond 3 months. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of May 31, 2014.

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

 ______________

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

PENOLA INC.
(Name of Registrant)

Date: November 28, 2014	By:	/s/ Nicholas Soo
	Name:	Nicholas Soo
	Title:	President (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

 ___________

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

