Form 10-Q
period 2014-11-30
Empress Mining Inc.
filed 2015-04-29
CIK 1524774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-54901

EMPRESS MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

492 Gilbert Road

West Preston, Victoria 3072, Australia

(Address of principal executive offices, zip code)

+61 (3) 9605 3907

 (Registrant’s telephone number, including area code)

Penola, Inc.

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

As of April 14, 2015, there were 94,800,000 shares of common stock, $0.001 par value per share, outstanding.

EMPRESS MINING INC.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED NOVEMBER 30, 2014

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements	4

	Balance Sheets as of November 30, 2014 (unaudited) and February 28, 2014.	4

	Statements of Operations for the three and nine months ended November 30, 2014 and 2013 (unaudited), and for the period from May 7, 2010 (Inception) through November 30, 2014 (unaudited).	5

	Statements of Cash Flows for the nine months ended November 30, 2014 and 2013 (unaudited), and the period from May 7, 2010 (Inception) through November 30, 2014 (unaudited).	6

	Notes to Financial Statements (unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls and Procedures.	17

Part II. Other Information

Item 1.	Legal Proceedings.	18

Item 1A.	Risk Factors.	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3.	Defaults Upon Senior Securities.	18

Item 4.	Mine Safety Disclosures.	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	19

Signatures		20

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Empress Mining Inc., a Nevada corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EMPRESS MINING INC.

(Formerly Penola Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	November 30, 2014	February 28, 2014
	- $ -	- $ -

ASSETS
Current
Cash	5,112	1,336
TOTAL ASSETS	5,112	1,336

LIABILITIES
Current
Accounts payable and accrued liabilities	-	997
Due to related parties	62,464	46,265
TOTAL LIABILITIES	62,464	47,262

STOCKHOLDERS’ DEFICIT
Authorized: 75,000,000 common shares With a par value of $0.001 Issued and Outstanding: 3,160,000 common shares (April 14, 2015 – 94,800,000)	3,160	3,160
Additional paid up capital	35,806	32,488
Deficit accumulated during the exploration stage	(96,318)	(81,574)
TOTAL STOCKHOLDERS’ DEFICIT	(57,352)	(45,926)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	5,112	1,336

– See Accompanying Notes –

EMPRESS MINING INC.

(Formerly Penola Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2014	Three months ended November 30, 2013	Nine months ended November 30, 2014	Nine months ended November 30, 2013	May 7, 2010 (Inception) to November 30, 2014
	- $ -	- $ -	- $ -	- $ -	- $ -

Office and general	3,016	338	6,027	6,060	31,176
Professional fees	1,200	-	5,400	7,552	49,473
Mining costs	-	-	-	-	7,703
Total expenses	4,216	338	11,427	13,612	88,352
Interest expense	1,391	820	3,318	2,206	7,965
NET LOSS	5,607	1,158	14,745	15,818	96,317

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	3,160,000	3,160,000	3,160,000	3,160,000

– See Accompanying Notes –

EMPRESS MINING INC.

(Formerly Penola Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended November 30, 2014	Nine months ended November 30, 2013	Period from May 7, 2010 (Inception) to November 30, 2014
	- $ -	- $ -	- $ -

Cash Flows From Operating Activities
Net loss	(14,745)	(15,818)	(96,317)
Impairment of mining costs	-	-	7,703
Imputed interest expense	3,318	2,206	7,965
Net change in non-cash working capital balances:
Accounts payable and accruals	(997)	(625)	-
Net cash provided by (used in) operations	(12,424)	(14,237)	(80,649)

Cash flows from Investing Activities
Mineral property option	-	-	(7,703)
Net cash used in investing activities	-	-	(7,703)
Cash Flows From Financing Activities
Capital stock issued	-	-	31,000
Due to related party	16,200	3,821	62,464
Net cash provided by financing activities	16,200	3,821	93,464

Increase (Decrease) In Cash	3,776	(10,416)	5,112

Cash, beginning	1,336	10,740	-
Cash, ending	5,112	324	5,112

Supplementary Cash Flow Information:
Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

- See Accompanying Notes -

EMPRESS MINING INC.

(Formerly Penola Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(Unaudited)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Penola Inc. (the “Company”) was incorporated in the State of Nevada on May 7, 2010, and its year-end is February 28. The Company is an exploration stage company and is currently seeking for new business opportunities.

Merger and change of name

On November 26, 2014 a plan of merger was adopted by Penola Inc. (the surviving entity) with Empress Mining Inc. (the merging entity) whereby the surviving corporation will adopt the corporate name of the merging entity. The new corporate name of the surviving entity will be Empress Mining Inc.

The manner and basis of converting the owner’s interests of the disappearing entity into the owner’s interests, obligations, or other securities of the surviving or any other entity or into cash or other property in whole or in part is as follows: On the effective date of the merger, each outstanding share of common stock of the parent and each outstanding share of common stock of the subsidiary shall be converted into 30 shares of common stock of the parent.

Unaudited Interim Financial Statements

These unaudited interim financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited financial statements for the year ended February 28, 2014, included in the Company’s Form 10-K and filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three and nine months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending February 28, 2015.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $96,318 at November 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at November 30, 2014 or February 28, 2014, respectively.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2014 and February 28, 2014:

	Level 1	Level 2	Level 3
November 30, 2014	-	-	-
February 28, 2014	-	-	-

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

3. Related Party Transactions

In a prior year, the Company issued 2,000,000 common shares at $0.001 per share to the Company’s President for cash proceeds of $2,000. The Company owed $18,199 and $0 to the president and the director of the Company for funds advanced as of November 30, 2014 and February 28, 2014 respectively. In addition, the Company owed $44,265 and $46,265 to former presidents and former directors of the Company for funds advanced as of November 30, 2014, and February 28, 2014 respectively. Interest of $3,318 was imputed for the nine months ended November 30, 2014, and $2,206 was imputed for the nine months ended November 30, 2013. These amounts are unsecured, bear no interest and are payable on demand.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

4. Income Taxes

At November 30, 2014, the Company has estimated tax loss carry forwards for tax purpose of approximately $96,317, which expire by 2030. These amounts may be applied against future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

	2014	2013
	- $ -	- $ -
Net loss carry forward	96,317	55,256
Statutory tax rate	34%	34%
Expected recovery of income taxes at standard rates	32,748	18,879
Change in valuation allowance	(32,748)	(18,879)
Income tax provision	-	-

5. Subsequent Event

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through to the date of issuance of the unaudited interim financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Empress Mining Inc., a Nevada corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the February 28, 2014 audited financial statements and related notes included in the Company’s most recent Annual report on Form 10-K, as amended (File No. 000-54901; the Form 10-K), for the year ended February 28, 2014, as filed with the SEC on May 29, 2014. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Empress Mining Inc. (the “Company” or “we”) was incorporated in the State of Nevada on May 7, 2010 and has a fiscal year end of February 28. It is an exploration-stage Company. On July 6, 2010, we purchased an option to acquire a 100% undivided interest in a mineral claim known as Exploration License 80/3757 located in Halls Creek Shire, in the Kimberly region of Western Australia and known as the Halls Creek Property, for a price of AUD$7,000 (US$7,703). The mineral claim underlying the option was granted by the Department of Mines and Petroleum, Western Australia, on July 16, 2010. Our option to acquire the mineral claim expired on July 6, 2014.

On November 26, 2014, the Company filed Articles of Merger with the Nevada Secretary of State, merging the Company with its then wholly-owned subsidiary, Empress Mining Inc., a Nevada corporation (“Subsidiary”). The effect of the merger was that Company was the surviving entity, the Company adopted the name of Subsidiary, and each outstanding share of common stock of the Company and of Subsidiary were exchanged for 30 shares of common stock of the Company. Before the merger, the Company had 3,160,000 shares of common stock issued and outstanding, and giving effect to the merger the Company had 94,800,000 shares of common stock issued and outstanding.

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

Our activities have been financed primarily from the proceeds of share subscriptions and related-party loans. From our inception to November 30, 2014, we raised a total of $31,000 from private offerings of our common stock. The Company operates from loans from its sole officer and director.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had cash equivalents of $5,112 at November 30, 2014 and $1,336 at February 28, 2014, respectively.

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

The following table presents the Company’s assets and liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of November 30, 2014 and February 28, 2014:

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

Recent accounting pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-10 , which eliminates development stage reporting requirements under FASB ASC 915, as well as amends provisions of existing variable interest entity guidance under ASC 810. Additionally, the ASU indicates that the lack of commencement of principal operations represents a risk and uncertainty and, accordingly, is subject to the disclosure requirements of FASB ASC 275. As a result of the changes, existing development stage entity presentation and disclosure requirements are eliminated. The presentation and disclosure changes to FASB ASC 915 are effective for public entities for annual periods beginning after December 15, 2014, and the revisions to the consolidation standards are effective for annual periods beginning after December 15, 2015. The Company has adopted these provisions and enhanced disclosure of risks and uncertainties as required.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern . The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

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

Results of Operations

Three- and Nine-month Periods Ended November 30, 2014 and 2013, and the Period from May 7, 2010 (Inception) to May 31, 2014.

We recorded no revenues for the three months ended November 30, 2014 or 2013. From the period of May 7, 2010 (inception) to November 30, 2014, we also recorded no revenues.

For the three months ending November 30, 2014, total expenses were $4,216, consisting of office and general expenses of $3,016 and professional fees of $1,200. Interest expense for the three months ended November 30, 2014 was $1,391. Our net loss for the three months ended November 30, 2014 was $5,607.

By comparison, for the three months ending November 30, 2013, total expenses were $338, consisting solely of office and general expenses. Interest expense for the three months ending August 31, 2013 was $820. Our net loss for the three months ended November 30, 2013 was $1,158.

For the nine months ending November 30, 2014, total expenses were $11,427, consisting of office and general expenses of $6,027 and professional fees of $5,400. Interest expense for the nine months ended November 30, 2014 was $3,318. Our net loss for the nine months ended November 30, 2014 was $14,745.

By comparison, for the nine months ending November 30, 2013, total expenses were $13,612, consisting solely of office and general expenses of $6,060 and professional fees of $5,400. Interest expense for the nine months ended November 30, 2013 was $7,965. Our net loss for the nine months ended November 30, 2013 was $15,818.

For the period from May 7, 2010 (Inception) to November 30, 2014, total expenses were $88,352, interest expense was $7,965, and our net loss was $96,317.

Liquidity and Capital Resources

At November 30, 2014, we had a cash balance of $5,112. We do not have sufficient cash on hand fund our ongoing operational expenses for any period of time. We will need to raise funds to commence our exploration program and fund our ongoing operational expenses. Additional funding will likely come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities and ongoing operational expenses. In the absence of such financing, our business will likely fail. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Claims and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of November 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation SK.

Number	Description

2.1	Articles of Merger
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

*Filed with and incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-175529), as filed with the Securities and Exchange Commission on July 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPRESS MINING INC.
(Name of Registrant)

Date: April 29, 2015	By:	/s/ Nicholas Soo
	Name:	Nicholas Soo
	Title:	President (principal executive officer, principal financial officer and principal accounting officer)

